Form 10-Q
period 1996-06-30
SECURITY FIRST CORP
filed 1996-08-14
CIK 895094

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15 (d)  OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                OR
[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15 (d)  OF THE
                   SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to __________

                         Commission File Number 0-21212
                                                -------

                              SECURITY FIRST CORP.
             (Exact name of registrant as specified in its charter)

            Delaware                                    34-1724675
            --------                                    ----------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                     Identification No.)

   1413 Golden Gate Boulevard
     Mayfield Heights, Ohio                             44124-1800
     ----------------------                             ----------
(Address of principal executive                         (Zip Code)
 offices)

                                 (216) 449-3700
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X                No
                               -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock,$0.01 par value                      4,929,612
- ----------------------------                      ---------
         (Class)                       (Outstanding at August 7, 1996)

                              SECURITY FIRST CORP.


                                TABLE OF CONTENTS
                                -----------------




PART I.  FINANCIAL INFORMATION                                       PAGE
  Item 1.  Financial Statements:

           Consolidated Statements of Financial Condition as of
             June 30, 1996, March 31, 1996, and June 30, 1995......   3

           Consolidated Statements of Income for the three months
             ended June 30, 1996 and 1995..........................   4

           Consolidated Statements of Cash Flows for the three
             months ended June 30, 1996 and 1995...................   5-6

           Notes to Consolidated Financial Statements..............   7


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.........   8-17


PART II.  OTHER INFORMATION .......................................   18

           Computation of Earnings Per Share.......................   19


SIGNATURES.........................................................   20

Part I. - Financial Information
                              SECURITY FIRST CORP.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATE)

                                                                     JUNE 30,     MARCH 31,    JUNE 30,
                                                                       1996         1996         1995
                                                                    -----------------------------------
ASSETS:
Cash and deposits with banks                                        $   6,659    $   6,886    $   7,947
Interest bearing deposits with banks                                    2,595        3,812        2,487
Federal funds sold and short term investments                          14,284        2,959        3,464
                                                                    -----------------------------------

  Total cash and cash equivalents                                      23,538       13,657       13,898
                                                                    -----------------------------------

Investment securities - held to maturity (market values of
  $6,987, $9,264, and $34,441 at June 30, 1996,  March 31, 1996,
  and June 30, 1995)                                                    7,000        9,250       34,430
Investment securities - available for sale (amortized cost of
  $25,188, $24,379, and $4,000 at June 30, 1996,  March 31, 1996,
  and June 30, 1995, respectively)                                     24,832       24,189        4,011
Mortgage-backed securities - held to maturity (market values
  of $4,097 at June 30, 1995)                                              --           --        3,989
Mortgage-backed securities - available for sale (amortized
  cost of $2,917 at June 30, 1996 and $3,173 at March 31, 1996)         2,992        3,275           --
Loans - net (including allowance for loan losses of
  $4,661 at June 30, 1996, $4,572 at March 31, 1996,
  and $4,277 at June 30, 1995)                                        508,028      475,631      445,934
Accrued interest receivable                                             3,645        3,466        3,224
Federal Home Loan Bank stock - at cost                                  5,559        3,864        2,957
Premises and equipment - net                                            8,681        8,451        7,913
Real estate owned                                                         154           39          215
Cost in excess of fair value of net
  assets acquired (goodwill)                                            1,108        1,135        1,218
Prepaid expenses and other assets                                       3,055        4,270        3,520
                                                                    -----------------------------------

  TOTAL ASSETS                                                      $ 588,592    $ 547,227    $ 521,309
                                                                    ===================================

LIABILITIES:
Deposits                                                            $ 416,314    $ 410,737    $ 401,784
Advances from Federal Home Loan Bank - short term                      89,500       59,300       34,587
Advances from Federal Home Loan Bank - long term                       12,468        8,784       19,703
Convertible subordinated debentures                                     8,774        8,774        8,804
Advance payments by borrowers for taxes
  and insurance (escrow)                                                2,729        1,345        2,442
Accrued interest payable                                                1,350        1,473          991
Accounts payable and other accrued expenses                             1,725        2,434        1,569
                                                                    -----------------------------------

  Total liabilities                                                   532,860      492,847      469,880
                                                                    -----------------------------------

SHAREHOLDERS' EQUITY:
Preferred stock (1,000,000 shares authorized,
  none issued)                                                             --           --           --
Common stock, par value $.01 per share; 10,000,000
  shares authorized; 4,929,612 shares issued and
  outstanding at June 30, 1996, 4,928,968 at
  March 31, 1996 and 4,851,780 at June 30, 1995                            49           49           49
Capital in excess of par value                                         14,487       14,453       14,117
Net unrealized gain (loss) on investments and mortgage-backed securities (net of tax of $96 at June 30, 1996, $30 at
  March 31, 1996, and $4 at June 30, 1995)                               (185)         (59)           8
Unearned compensation                                                    (273)        (293)        (345)
Unearned employee stock ownership plan shares                            (424)        (447)        (519)
Retained earnings (substantially restricted)                           42,078       40,677       38,119
                                                                    -----------------------------------

  Total shareholders' equity                                           55,732       54,380       51,429
                                                                    -----------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 588,592    $ 547,227    $ 521,309
                                                                    ===================================

        See notes to consolidated financial statements.

Part I. - Financial Information
                              SECURITY FIRST CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED
                                                                  JUNE 30,
                                                             1996          1995
                                                           ---------------------
INTEREST INCOME:
  Loans                                                    $10,865       $ 9,724
  Mortgage-backed securities                                    62            83
  Investment securities                                        580           635
  Short-term investments                                       107           119
                                                           ---------------------

    Total interest income                                   11,614        10,561
                                                           ---------------------

INTEREST EXPENSE:
  Deposits                                                   4,565         4,514
  Short-term FHLB advances                                   1,004           450
  Long-term FHLB advances                                      105           313
  Convertible subordinated debentures                          148           147
                                                           ---------------------

    Total interest expense                                   5,822         5,424
                                                           ---------------------

Net interest income                                          5,792         5,137
Provision for loan losses                                       96            84
                                                           ---------------------

Net interest income after provision
  for loan losses                                            5,696         5,053

OTHER INCOME:
  Service charges and other fees                               401           361
  Other                                                         33            62
                                                           ---------------------

    Other income                                               434           423
                                                           ---------------------

OTHER EXPENSES:
  Salaries and employee benefits                             1,409         1,419
  Occupancy and equipment                                      430           426
  Federal deposit insurance                                    236           223
  Marketing                                                    101           142
  Professional fees                                            114           134
  Data processing                                              130           103
  Printing and supplies                                         69            68
  Amortization of goodwill                                      27            28
  Supervisory assessment                                        32            30
  Other                                                        613           500
                                                           ---------------------
    Other expenses                                           3,161         3,073

Income before federal income taxes                           2,969         2,403

Federal income taxes                                         1,035           795
                                                           ---------------------

NET INCOME                                                 $ 1,934       $ 1,608
                                                           =====================

EARNINGS PER SHARE:
  Primary                                                  $  0.39       $  0.33
                                                           =====================

  Fully diluted                                            $  0.35       $  0.30
                                                           =====================

CASH DIVIDENDS PER SHARE                                   $  0.11       $  0.10
                                                           =====================


                 See notes to consolidated financial statements.

Part I. - Financial Information

                              SECURITY FIRST CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                            Three Months Ended
                                                                 June 30,
                                                             1996        1995
                                                           ---------------------
OPERATING ACTIVITIES:
- ---------------------

Net Income                                                 $  1,934    $  1,608
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Provision for losses on loans and real
     estate owned                                                96          84
   Accretion of discounts, amortization of
     premiums, and other deferred yield items                   418          87
   Depreciation and amortization                                176         162
   Amortization of goodwill                                      27          28
   Amortization of unearned compensation                         20           9
   Effect of change in accrued interest
     receivable and payable                                    (302)       (169)
   FHLB stock dividends                                         (67)        (48)
   Net change in accounts payable, accrued expenses,
     and other assets                                           602         699
   Other                                                         48          --
                                                           ---------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                     2,952       2,460
                                                           ---------------------



INVESTING ACTIVITIES:
- ---------------------

Loans originated                                            (74,034)    (43,739)
Increase (decrease) in loans in process                       6,508       4,024
Loan principal repayments and maturities                     39,670      27,816
Proceeds from:
  Sales of:
   Loan participations                                          132         444
   Real estate owned                                              1         111
  Mortgage-backed security principal
   repayments and maturities                                    257         224
  Investment security maturities                              3,443       6,500
Purchases of:
  Loans                                                      (5,333)     (3,800)
  Investment securities                                      (2,000)     (7,300)
  Premises and equipment                                       (408)       (231)
  FHLB stock                                                 (1,628)         --
                                                           ---------------------

NET CASH USED IN INVESTING ACTIVITIES                      ($33,392)   ($15,951)
                                                           ---------------------

Part 1. - Financial Information

                              SECURITY FIRST CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                             Three Months Ended
                                                                 June 30,
                                                             1996        1995
                                                           ---------------------
FINANCING ACTIVITIES:
- ---------------------

Net increase in savings deposits                           $  5,577    $  8,470
Proceeds from additional FHLB advances                       82,000      23,550
Payment of FHLB advances                                    (48,116)    (19,803)
Net increase in mortgage escrow funds                         1,384         545
Payment of dividends on common stock                           (533)       (485)
Proceeds from exercise of stock options                           9           3
                                                           ---------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    40,321      12,280
                                                           ---------------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          9,881      (1,211)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             13,657      15,109
                                                           ---------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 23,538    $ 13,898
                                                           =====================


Supplemental disclosures of cash flow
  information:

Cash paid during the period for:

  Interest on deposits and borrowings                      $  5,945    $  5,594

  Income taxes                                                  643         161

Noncash investing activities -
  Transfers from loans to real estate acquired
   through foreclosure                                          124         128




See notes to consolidated financial statements.

1.  FINANCIAL STATEMENTS

                              SECURITY FIRST CORP.

             Notes to Consolidated Financial Statements (Unaudited)


1. ACQUISITION

     Effective April 10, 1996, Security First Corp. ("Security First" or "Company") acquired all of the 822,064 outstanding shares of common stock of First Kent Financial Corporation ("First Kent"), the parent holding company of First Federal Savings Bank of Kent ("First Federal") by exchanging 1.70 shares of Security First stock for each share of First Kent with any resulting fractional shares paid in cash at a rate of $25.075 per share times the fractional share interest. This transaction has been accounted for as a pooling of interests, and all prior period financial statements herein have been restated to show the effect of the acquisition.


2. BASIS OF PRESENTATION

     The consolidated financial statements of Security First include the accounts of the Company and the accounts of its wholly owned subsidiaries, Security Federal Savings and Loan Association ("Security Federal" or "Association"), First Federal, and SF Development Corp. All significant inter-company transactions have been eliminated. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of (a) the results of operations for the three months ended June 30, 1996 and 1995; (b) the financial condition at June 30, 1996, March 31, 1996, and June 30, 1995; and (c) the statement of cash flows for the three month periods ended June 30, 1996 and 1995. The results of operations for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for a full year.


3.  EARNINGS PER SHARE

     Earnings per share for each period presented is calculated using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. (See calculation in Exhibit 11.)

     Fully diluted earnings per share is computed giving appropriate consideration to the dilutive effect of stock options and shares issuable upon conversion of the 6.25% convertible subordinated debentures. In computing fully diluted net income per share, net income has been adjusted to eliminate interest expense associated with the debentures, net of estimated income taxes.


4.  NEW ACCOUNTING STANDARD

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This statement supersedes SFAS No. 122. The impact of adopting this statement on the financial condition and results of operations of the Company is not expected to be significant.

ITEM 2.

                              SECURITY FIRST CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

     Security First's net income increased 20% to $1,934,000 for the first quarter ended June 30, 1996 compared with $1,608,000 for the same period in 1995. The Company's total assets increased approximately 8%, from $547.2 million at fiscal year-end March 31, 1996 to $588.6 million at June 30, 1996, principally due to a $32.4 million net increase in loans outstanding, funded mainly by increased borrowings from the Federal Home Loan Bank of Cincinnati ("FHLB").

     Shareholders' equity (capital) at June 30, 1996 increased by $1.4 million since March 31, 1996, mainly as a result of the retention of $1.4 million of net earnings after the payment of cash dividends totalling $533,000. Other changes in capital were related to 1) the net unrealized loss (net of tax) on investments and mortgage-backed securities classified as available for sale and the effect of the Employee Stock Ownership Plan ("ESOP") and 2) the Recognition and Retention Plan ("RRP") recognized in the pooling of interests as a result of the acquisition of First Kent. The ESOP will be terminated upon receipt of approval from the Internal Revenue Service and shares of common stock of Security First will be sold in order to pay the remaining amount which the ESOP borrowed at the inception of the Plan. The remainder shares will be allocated among participants in the Plan. First Kent issued 22,216 shares of common stock to fund the RRP; as adjusted for the merger conversion factor of 1.70, these shares total 37,767. The RRP shares vest at a rate of 20% per year beginning January 1996. The cost of the RRP will be reflected as compensation expense in the consolidated statement of operations as vesting occurs.

     As noted in the "Capital" section, both Security Federal's and First Federal's regulatory capital ratios at June 30, 1996 exceed all regulatory capital requirements, and both have been categorized as well-capitalized by the Office of Thrift Supervision ("OTS").


FORWARD-LOOKING STATEMENTS

     When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors could affect the company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake -and specifically disclaims any obligation-to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.




ASSET QUALITY


     The Company's provision for loan losses was $96,000 for the three months ended June 30, 1996 compared with $84,000 for the same period last year. The allowance for loan losses of $4,661,000 at June 30, 1996 increased nearly 9% from the $4,277,000 at June 30, 1995; while nonperforming loans fell to $1.7 million at June 30, 1996 from $3.2 million at June 30, 1995.

     The provision and allowance for loan losses are based on management's ongoing assessment of the adequacy of the allowance for loan losses. Systematic detailed reviews of the Company's multi-family and commercial loan portfolios are performed regularly in order to evaluate any potential credit losses. For loan categories which are significant in total dollars but individual loan amounts are not material and are well collateralized, the categories are reviewed in total. These reviews consider, among other factors, economic conditions, delinquency patterns and historic loss experience in the loan portfolio in order to assess potential credit losses.

     The following table provides information concerning non-performing assets (non-accrual loans as well as those loans accruing but delinquent more than 90 days, and real estate owned) and the allowance for loan losses at the respective dates (dollars in thousands):

NON-PERFORMING ASSETS:

                                JUNE 30,   MARCH 31,    JUNE 30,
                                  1996        1996        1995
                               ---------   ---------    ---------
Non-accrual loans              $   1,318   $   2,006    $   3,077
Accruing loans past due
  90 days                            342         522          105
Real estate owned                    154          39          215
                               ---------   ---------    ---------
  Total non-performing
    assets                     $   1,814   $   2,567    $   3,397
                               =========   =========    =========

Allowance for loan losses      $   4,661   $   4,572    $   4,277
                               =========   =========    =========

RATIOS:

Non-performing assets
  to total assets                    .31%       0.47%        0.65%
                               =========   =========    =========
Non-performing loans
  to total loans (before
  allowance for loan losses)         .32%       0.53%        0.71%
                               =========   =========    =========
Allowance for loan losses
  to non-performing loans         280.78%     180.85%      134.41%
                               =========   =========    =========
Allowance for loan losses to
  period-end loans (before
  allowance for loan losses)        0.91%       0.95%        0.95%
                               =========   =========    =========
Net charge offs to average
  loans for the period (a)          0.01%       0.02%        0.08%
                               =========   =========    =========

(a) Annualized based on net charge-offs for the three months ended June 30, 1996 and 1995, respectively.

     As noted above, non-performing loans at June 30, 1996 decreased nearly $900.000, or 34%, since fiscal year-end due to the resolution of a severely delinquent loan which also resulted in $192,000 cash recovery of delinquent interest. Real estate owned ("REO"), acquired in settlement of loans, at June 30, 1996 was $154,000 and consists of three single-family residences and two developed sub-lots.

     Management is of the opinion that the allowance for loan losses at June 30, 1996, which represents 281% of total non-performing loans, is adequate to meet potential losses in the loan portfolio. It must be understood, however, that there are inherent risks and uncertainties related to the operation of a financial institution. By necessity, the Company's presentation of loans and REO in the consolidated financial statements is dependent upon estimates, appraisals, and evaluations of loans. Therefore, the possibility exists that abrupt changes in economic and other market circumstances can change such estimates, appraisals, and evaluations and require them to be revised.

LIQUIDITY

     The term "liquidity" refers to the ability of the Company to generate adequate amounts of cash to meet its needs, typically for the funding of loan originations. The Company's liquidity is a measure of its ability to fund loans and meet withdrawals of deposits and other cash outflows in a cost-effective manner. The principal sources of funds for the Company's operations are cash flows generated from earnings, savings deposits, scheduled amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities, and borrowings from the FHLB. Because a significant portion of the Company's loan originations consist of relatively short-term construction and development loans, the funding source for new loan originations is frequently derived from maturities and prepayments of other construction loans. In addition, Security Federal and First Federal also have the ability to borrow up to 25% of their total assets, or an additional $22 million and $11 million, respectively (as of June 30, 1996) from the FHLB, if the need arises.

     Management regularly reviews the Company's need for cash to fund its operations and believes that the aforementioned sources of funds are adequate for its projected requirements. Federal regulations require that a savings institution maintain an average daily balance of liquid assets of at least 5% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For the quarter ended June 30, 1996, Security Federal's average liquid asset ratio was 7.13% compared to 7.34% for the quarter ended June 30, 1995. First Federal's liquidity ratios were 12.62% and 22.43% for the quarter ended June 30, 1996 and 1995, respectively.


CAPITAL

     Regulatory capital for Security Federal and First Federal at June 30, 1996 exceeded all the minimum capital requirements specified by federal regulations. In addition, both subsidiaries exceeded the capital level required by OTS to be classified as a well-capitalized institution as demonstrated in the following table (dollar amounts in thousands):

                                        SECURITY FEDERAL
                                        ----------------
                               Tier 1      Tier 1      Total
                                Core       Risk-       Risk-
                              Leverage     Based       Based      Tangible
                              Capital      Capital     Capital    Capital
                              --------    --------    --------    --------
  Capital amount - actual     $ 39,853    $ 39,853    $ 44,105    $ 39,853
                 - required     24,761      21,442      35,737       7,428
                              --------    --------    --------    --------
                 - excess     $ 15,092    $ 18,411    $  8,368    $ 32,425
                              ========    ========    ========    ========

  Capital ratio  - actual         8.05%      11.15%      12.34%       8.05%
                 - required       3.00        4.00        8.00        1.50
                              --------    --------    --------    --------
                 - excess         5.05%       7.15%       4.34%       6.55%
                              ========    ========    ========    ========

  Capital ratio  - actual         8.05%      11.15%      12.34%
  Well-capitalized level          5.00        6.00       10.00
                              --------    --------    --------
                 - excess         3.05%       5.15%       2.34%
                              ========    ========    ========

                                            FIRST FEDERAL
                                            -------------

                               Tier 1       Tier 1      Total
                                Core        Risk-       Risk-
                              Leverage      Based       Based     Tangible
                              Capital      Capital     Capital    Capital
                              --------    --------    --------    --------
  Capital amount - actual     $ 10,318    $ 10,318    $ 10,656    $ 10,318
                 - required      2,366       2,102       4,204       1,183
                              --------    --------    --------    --------
                 - excess     $  7,952    $  8,216    $  6,452    $  9,135
                              ========    ========    ========    ========

  Capital ratio  - actual        13.08%      19.63%      20.27%      13.08%
                 - required       3.00        4.00        8.00        1.50
                              --------    --------    --------    --------
                 - excess        10.08%      15.63%      12.27%      11.58%
                              ========    ========    ========    ========

  Capital ratio  - actual        13.08%      19.63%      20.27%
  Well-capitalized level          5.00        6.00       10.00
                              --------    --------    --------
                 - excess         8.08%      13.63%      10.27%
                              ========    ========    ========




     Management anticipates that, under the current regulations, Security Federal and First Federal will each continue to meet their minimum capital requirements in the foreseeable future. However, events beyond the control of such savings associations, such as increased interest rates or a downturn in the economy in areas where they have most of their loans, could adversely affect future earnings and, consequently, the ability of such savings associations to meet their future capital requirements.


ASSET AND LIABILITY MANAGEMENT


     The Company's asset and liability committee, which includes senior management representatives, monitors the level and relative mix of Security First's interest-sensitive assets and liabilities.

     Security First's asset and liability management program is designed to minimize the impact of significant changes in interest rates on net interest income. The key components of successful interest rate and credit risk management include the monitoring and management of rate sensitivity and repricing characteristics of the balance sheet components as well as the creditworthiness of borrowers and the quality of assets.

     Both Security Federal and First Federal, like other financial institutions, are subject to interest rate risk to the extent that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. The Office of Thrift Supervision ("OTS") provides a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk. This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets.

     Presented below is an analysis of both Security Federal's and First Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points in accordance with OTS regulations. This analysis is presented as of March 31, 1996, which is the most recent available information. As illustrated in the table, NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments. When rates decline, Security Federal and First Federal do not experience a significant rise in market value for these loans because borrowers prepay at relatively high rates. OTS assumptions are used in calculating the amounts in this table.


                                SECURITY FEDERAL
                                ----------------

           CHANGE IN
          INTEREST RATE       ESTIMATED         AT MARCH 31, 1996
          (BASIS POINTS)         NPV          $ CHANGE    % CHANGE
          --------------      ---------      ----------------------
             +400             $35,362           ($24,667)  -41.00%
             +300              41,994            (18,035)  -30.00%
             +200              48,460            (11,569)  -19.00%
             +100              54,498             (5,532)   -9.00%
               --              60,030                  0     0.00%
             -100              65,107              5,077     8.00%
             -200              69,852              9,822    16.00%
             -300              75,383             15,353    26.00%
             -400              82,156             22,126    37.00%


                                  FIRST FEDERAL
                                  -------------

           CHANGE IN
          INTEREST RATE       ESTIMATED         AT MARCH 31, 1996
          (BASIS POINTS)         NPV          $ CHANGE    % CHANGE
          --------------      ---------      ----------------------
             +400              $7,523            ($2,719)  -26.55%
             +300               8,778             (1,465)  -14.30%
             +200               9,883               (359)   -3.51%
             +100              10,159                (83)   -0.81%
               --              10,242                  0     0.00%
             -100              10,080               (163)   -1.59%
             -200              10,447                205     2.00%
             -300              11,045                802     7.83%
             -400              11,773              1,530    14.94%

                              SECURITY FIRST CORP.
                             AVERAGE BALANCE SHEETS


The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended June 30, 1996 and 1995. Average balance calculations were based on daily and monthly balances. (Dollars in thousands)


                                                             Three months ended June 30,
                                       /------------------1996----------------\           /--------------------1995---------------\
                                       ----------------------------------------           -----------------------------------------
                                       Average                           Yield/             Average                           Yield/
                                       Balance          Interest         Cost               Balance          Interest          Cost
                                       ----------------------------------------           -----------------------------------------
Interest-earning assets:
   Loans                               $488,355         $10,865          8.90%             $435,274           $9,724          8.94%
   Mortgage-backed
     securities                           3,084              62          8.04%                4,101               83          8.14%
   Investment securities                 35,683             580          6.50%               41,006              635          6.19%
   Short-term investments                 9,292             107          4.61%                8,267              119          5.76%
                                       --------         -------                            --------           ------
   Total interest-
     earning assets                     536,414          11,614          8.66%              488,649           10,561          8.64%
                                                        -------                                               ------
Noninterest-earning
   assets                                23,215                                              20,799
                                       --------                                            --------

   Total assets                        $559,629                                            $509,447
                                       ========                                            ========


Interest-bearing liabilities:
   Deposits                            $410,494          $4,565          4.45%             $394,453           $4,514          4.58%
   Short-term FHLB advances              70,681           1,004          5.68%               28,624              450          6.29%
   Long-term FHLB advances                7,643             105          5.50%               20,828              313          6.00%
   Convertible subordinated
     debentures                           8,774             148          6.75%                8,804              147          6.70%
                                       --------         -------                            --------           ------
   Total interest-
     bearing liabilities                497,592           5,822          4.68%              452,709            5,424          4.79%
                                                        -------                                               ------
Noninterest-bearing
  liabilities                             7,112                                              5,982
                                       --------                                            --------

   Total liabilities                    504,704                                             458,691
Shareholders' equity                     54,925                                              50,756
                                       --------                                            --------

   Total liabilities and
     shareholders'equity               $559,629                                            $509,447
                                       ========                                            ========

NET INTEREST INCOME/
  INTEREST RATE SPREAD                                   $5,792          3.98%                                $5,137          3.85%
                                                         ======        ======                                 ======        ======

NET INTEREST-EARNING
  ASSETS/NET YIELD ON
  INTEREST-EARNING ASSETS               $38,822                          4.32%              $35,941                           4.21%
                                       ========                        ======              ========                         ======

RATIO OF INTEREST-EARNING
  ASSETS TO INTEREST-BEARING
  LIABILITIES                                                          107.80%                                              107.94%
                                                                       ======                                               ======

                              SECURITY FIRST CORP.

                              RATE/VOLUME ANALYSIS


The changes in net interest income for the three months ended June 30, 1996, as compared to the same period in the prior year, are analyzed in the following table. The table shows the changes by major component, distinguishing between changes related to volume as opposed to changes in interest rates and the net effect of both. Changes not solely attributable to volume or rate changes have been allocated in proportion to the changes due to volume and rate. (Dollars in thousands)



                                                  For the Three Months Ended June 30,
                                           -----------------------------------------------

                                                           1996 vs. 1995
                                           -----------------------------------------------

                                                     Increase
                                                     (Decrease)                   Total
                                                      Due to                     Increase
                                            Volume              Rate            (Decrease)
                                           -------            --------           ---------
INTEREST-EARNING ASSETS:
   Loans                                   $1,181               ($40)            $1,141
   Mortgage-backed securities                 (20)                (1)               (21)
   Investment securities                      (89)                34                (55)
   Short-term investments                      20                (32)               (12)
                                           ------             ------             -------

   Total interest-earning
     assets                                $1,092               ($39)            $1,053
                                           ======             ======             ======


INTEREST-BEARING LIABILITIES:
   Deposits                                   167               (116)                51
   Short-term FHLB advances                   593                (39)               554
   Long-term FHLB advances                   (184)               (24)              (208)
                                           ------             ------             -------
   Total deposits and advances                576               (179)               397

   Convertible subordinated
     debentures                                 0                  1                  1
                                           ------             ------             -------

   Total interest-bearing
     liabilities                             $576              ($178)              $398
                                           ======             ======             ======



CHANGE IN NET INTEREST INCOME                                                      $655
                                                                                 ======

RESULTS OF OPERATIONS

NET INTEREST INCOME


     Net interest income of $5.8 million for the quarter ended June 30, 1996, was up nearly 13% from the $5.1 million for the comparable quarter last year, as a result of greater loan volume in the current year. The Company's interest rate spread (which represents the difference between the rate earned on assets and the rate paid on liabilities) was 3.98% for the current quarter compared with 3.85% for the June 30 quarter last year. The Company's interest rate spread improved based on lower overall cost of funds.

     Total interest income for the current quarter increased $1.1 million over the prior year's same period. These increases were almost exclusively related to increased volume in the loan portfolio. Average loans outstanding were $488 million in the current quarter vs. $435 million for the quarter ended June 30, 1995. The weighted average rate on loans 8.90% for the current three months compared with 8.94% for the same period last year. The overall average rate on interest-earning assets was 8.66% for the June 30, 1996, quarter compared with 8.64% for the June 30, 1995, quarter.

     The decrease in interest income on mortgage-backed securities during the current periods was due to the decline in the average balance outstanding resulting from principal repayments and prepayments received on the underlying mortgages.

     During the three months ended June 30, 1996, interest income on investment securities and short-term investments, which included interest-earning deposits and Federal funds sold, decreased to $687,000 in the current quarter from $754,000 in the prior period, principally due to a decrease in average investments outstanding as a result of the redeployment of cash into loan fundings. The average rates earned on investment securities increased to 6.50% for the three months ended June 30, 1996 from 6.19% for the same period in the prior year. Conversely, rates on short-term investments averaged 4.61% in the current period compared with 5.76% for the comparable period last year.

     Total interest expense increased approximately $400,000 in the current quarter, the majority of which related to greater volume of FHLB advances required to fund loan activity. Interest expense on deposits was comparable to the prior year based on a lower cost of funds offset by approximately $16 million higher average balances outstanding. Interest expense related to FHLB advances increased $346,000 for the current quarter as a result of $78 million in average outstanding advances compared with $49 million for the quarter ended June 30, 1995.

     Interest expense on the Company's convertible subordinated debentures was comparable to the prior year. The debentures, which have a coupon interest rate of 6.25%, have a final maturity of May 1, 2008. The effective cost of funds is increased by the amortization of related deferred issuance costs.

OTHER INCOME

     Other income in the current quarter increased slightly, to $434,000, from $423,000 in last year's first quarter largely due to recovery of late charges in connection with the resolution of certain delinquent loans.

OTHER EXPENSES


     Other operating expenses for the current quarter were up 2.9% over the quarter ended June 30, 1995. Operating expenses were affected by annual increases in compensation, increased Federal deposit insurance due to a larger deposit base, and increased data processing fees and franchise taxes.


FEDERAL INCOME TAXES


     Federal income taxes were comparable for the three months ended June 30, 1996, with the same quarter in 1995 based on earnings for the respective periods.


SELECTED OPERATING RATIOS

                                                Three months ended
                                                      June 30,
                                                ------------------
                                                   1996     1995
                                                ------------------
Return on average assets
(annualized)                                        1.38%    1.26%

Return on average equity
(annualized)                                       14.08    12.67

Yield on average interest-
  earning assets                                    8.66     8.64

Cost of average interest-bearing
  liabilities                                       4.68     4.79

Interest rate spread during  period                 3.98     3.85

Net yield on interest-earning assets                4.32     4.21

Efficiency ratio (a)                                50.3     54.8


(a) Calculated as other operating expenses (excluding amortization of goodwill and terminated merger costs) divided by the sum of net interest income and other income, not including non-recurring items and securities gains and losses.

                              SECURITY FIRST CORP.





Part II. Other Information

         Items 1 - 5 are not applicable

         Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a.  Part 1.  Exhibits


                 Exhibit
                  Number          Description
                 -------  -------------------------------
                    11    Statement regarding computation
                              of per share earnings

                    27    Financial Data Schedule



               On April 11, 1996, the Company filed a current report on Form 8-K announcing the consummation of the merger of First Kent with and into Security First.

               There were no other reports on Form 8-K filed during the
                 Registrant's first quarter ended June 30, 1996.

                              SECURITY FIRST CORP.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              SECURITY FIRST CORP.



Date:  August 7, 1996            /s/ Charles F. Valentine
                                 ---------------------------------------
                                 Charles F. Valentine, Chairman of the
                                   Board and Chief Executive Officer


Dated: August 7, 1996            /s/ Austin J. Mulhern
                                 ---------------------------------------
                                 Austin J. Mulhern, President and
                                   Chief Operating Officer


Dated: August 7, 1996            /s/ Mary H. Crotty
                                 --------------------------------------
                                 Mary H. Crotty, Vice President,
                                   Treasurer, and Chief Financial Officer