Form 10-Q
period 1996-09-30
SECURITY FIRST CORP
filed 1996-11-13
CIK 895094

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    --------

                         Commission File Number 0-21212
                                                -------

                              SECURITY FIRST CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                 34-1724675
 ------------------------------               --------------------
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)              Identification Number)

      1413 Golden Gate Boulevard
        Mayfield Heights, Ohio                  44124-1800
        ---------------- -----                  ----------
(Address of principal executive                 (Zip Code)
 offices)

                                 (216) 449-3700
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
(Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes      X        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value                4,971,820
-----------------------------                ---------
            (Class)               (Outstanding at November 5, 1996)





                                      PG 1

                              SECURITY FIRST CORP.

                                TABLE OF CONTENTS
                                -----------------

PART I.  FINANCIAL INFORMATION                              PAGE

  Item 1.  Financial Statements:

           Consolidated Statements of Financial Condition
           as of September 30, 1996, March 31, 1996 and
           September 30, 1995............................     3

           Consolidated Statements of Income for the three
           and six months ended September 30, 1996 and 1995   4

           Consolidated Statements of Cash Flows for the
           six months ended September 30, 1996 and 1995.....  5-6

           Notes to Consolidated Financial Statements....     7-8

  Item 2.  Management's Discussion and Analysis of
           Financial Conditions and Results of Operations.    9-22

PART II.   OTHER INFORMATION.............................       23

           Computation of Earnings Per Share.............       24

SIGNATURES.................................................     25





                                      PG 2

Part I. - Financial Information

                              SECURITY FIRST CORP.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           SEPTEMBER 30,  MARCH 31,    SEPTEMBER 30,
                                                                               1996         1996           1995
                                                                          -------------------------------------------
ASSETS:
Cash and deposits with banks                                              $   4,955      $   6,886      $   6,164
Interest bearing deposits with banks                                          2,371          3,812          3,770
Federal funds sold and short term investments                                 2,235          2,959          3,317
                                                                          ---------------------------------------

   Total cash and cash equivalents                                            9,561         13,657         13,251
                                                                          ---------------------------------------

Investment securities - held to maturity (market values of $6,993,
  $9,264, and $29,976 at September 30, 1996, March 31, 1996,
  and September 30, 1995)                                                     7,000          9,250         29,964
Investment securities - available for sale (amortized cost of
  $25,156, $24,379, and $8,000 at September 30, 1996, March 31, 1996,
  and September 30, 1995, respectively)                                      24,858         24,189          8,013
Mortgage-backed securities - held to maturity (market values
  of $3,866 at September 30, 1995 )                                            --             --            3,756
Mortgage-backed securities - available for sale (amortized
  cost of $2,749 at September 30, 1996 and $3,173 at March 31, 1996))         2,824          3,275           --
Loans - net (including allowance for loan losses of
  $4,786 at September 30, 1996, $4,572 at March 31, 1996
  and $4,306 at September 30, 1995)                                         531,267        475,631        457,492
Accrued interest receivable                                                   3,755          3,466          3,535
Federal Home Loan Bank stock - at cost                                        5,656          3,864          3,584
Premises and equipment - net                                                  8,909          8,451          8,214
Real estate owned                                                                 6             39             39
Cost in excess of fair value of net
  assets acquired (goodwill)                                                  1,081          1,135          1,190
Prepaid expenses and other assets                                             4,905          4,270          4,160
                                                                          ---------------------------------------

   TOTAL ASSETS                                                           $ 599,822      $ 547,227      $ 533,198
                                                                          =======================================


LIABILITIES:
Deposits                                                                  $ 420,061      $ 410,737      $ 403,022
Advances from Federal Home Loan Bank-short term                              69,215         59,300         38,528
Advances from Federal Home Loan Bank-long term                               38,182          8,784         25,401
Convertible subordinated debentures                                           8,759          8,774          8,774
Advance payments by borrowers for taxes
  and insurance (escrow)                                                      1,791          1,345          1,517
Accrued interest payable                                                      1,686          1,473          1,443
Accounts payable and other accrued expenses                                   4,516          2,434          1,809
                                                                          ---------------------------------------

   Total liabilities                                                        544,210        492,847        480,494
                                                                          ---------------------------------------

SHAREHOLDERS' EQUITY:
Preferred stock (1,000,000 shares authorized,
  none issued)                                                                 --             --             --
Common stock, par value $.01 per share; 10,000,000
  shares authorized; 4,971,820 shares issued and
  outstanding at September 30, 1996, 4,928,968 at
  March 31, 1996 and 4,854,348 at September 30, 1995                             50             49             49
Capital in excess of par value                                               14,570         14,453         14,179
Net unrealized gain (loss) on investments and mortgage-backed securities, (net of tax of $78 at September 30,1996,
  $30 at March 31, 1996, and $4 at September 30, 1995)                         (147)           (59)             9
Unearned compensation                                                          (254)          (293)          (331)
Unearned employee stock ownership plan shares                                  (424)          (447)          (494)
Retained earnings (substantially restricted)                                 41,817         40,677         39,291
                                                                          ---------------------------------------

   Total shareholders' equity                                                55,612         54,380         52,703
                                                                          ---------------------------------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 599,822      $ 547,227      $ 533,197
                                                                          =======================================


                        See notes to consolidated financial statements.


                                      PG 3

Part I. - Financial Information

                              SECURITY FIRST CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            Three months ended      Six months ended
                                              September 30,           September 30,
                                            1996        1995        1996        1995
                                           ------------------     --------------------
Interest Income:
  Loans                                   $11,337     $10,053     $22,203     $19,779
  Mortgage-backed securities                   58          80         119         163
  Investment securities                       597         640       1,159       1,275
  Short-term investments                      114         121         239         240
                                          -------------------     -------------------

    Total interest income                  12,106      10,894      23,720      21,457
                                          -------------------     -------------------

Interest Expense:
  Deposits                                  4,670       4,689       9,237       9,203
  Short-term FHLB advances                  1,274         534       2,279         984
  Long-term FHLB advances                     174         308         278         621
  Convertible subordinated debentures         147         148         294         295
                                          -------------------     -------------------

    Total interest expense                  6,265       5,679      12,088      11,103
                                          -------------------     -------------------
Net interest income                         5,841       5,215      11,632      10,354
Provision for loan losses                      84          84         180         168
                                          -------------------     -------------------

Net interest income after provision
  for loan losses                           5,757       5,131      11,452      10,186

Other Income:
  Service charges and other fees              369         405         766         766
  Gain on sale of loans                        49          --          49          --
  Other                                        23          37          59          99
                                          -------------------     -------------------

     Other income                             441         442         874         865
                                          -------------------     -------------------

Other Expenses:
  Salaries and employee benefits            1,410       1,384       2,820       2,804
  Occupancy and equipment                     434         428         865         854
  Federal deposit insurance                   235         225         470         448
  SAIF assessment                           2,567          --       2,567          --
  Marketing                                   112         119         214         261
  Professional fees                           117         114         229         248
  Data processing                             124         104         254         208
  Printing and supplies                        78          75         148         143
  Amortization of goodwill                     27          28          54          56
  Supervisory assessment                       34          30          66          60
  Other                                       583         532       1,193       1,032
                                          -------------------     -------------------
     Other expenses                         5,721       3,039       8,880       6,114
                                          -------------------     -------------------

Income before federal income taxes            477       2,534       3,446       4,937

Federal income taxes                          191         886       1,226       1,681
                                          -------------------     -------------------

Net Income                                $   286     $ 1,648     $ 2,220     $ 3,256
                                          ===================     ===================

Earnings Per Share:
  Primary                                 $  0.06     $  0.33     $  0.44     $  0.66
                                          ===================     ===================

  Fully diluted                           $  0.06     $  0.31     $  0.42     $  0.61
                                          ===================     ===================


Cash Dividends Per Share                  $  0.11     $  0.10     $  0.22     $  0.20
                                          ===================     ===================


                        See notes to consolidated financial statements.



                                      PG 4

Part I. - Financial Information

                              SECURITY FIRST CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                   Six Months Ended
                                                                     September 30,
                                                                   1996         1995
                                                             ----------------------------

     OPERATING ACTIVITIES:
     ------------------------------------------------

     Net Income                                                 $   2,220      $   3,256
     Adjustments to reconcile net income to
       net cash provided by operating activities:
          Provision for losses on loans and real
            estate owned                                              180            168
          Accretion of discounts, amortization of
            premiums, and other deferred yield items                  705             12
          Depreciation and amortization                               370            340
          Amortization of goodwill                                     54             56
          Amortization of unearned compensation                        89            146
          Effect of change in accrued interest
            receivable and payable                                    (76)           (28)
          FHLB stock dividends                                       (155)          (102)
          Net change in accounts payable, accrued expenses,
            and other assets                                        1,499            235
          Other                                                        34             --
                                                             ---------------------------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                      4,920          4,083
                                                             ---------------------------




     INVESTING ACTIVITIES:
     -----------------------------------------------

     Loans originated                                            (161,204)       (95,398)
     Increase in loans in process                                  20,342          7,759
     Loan principal repayments and maturities                      78,761         67,889
     Proceeds from:
        Sales of:
          Loan participations                                      12,242            778
          Real estate owned                                           157            324
        Mortgage-backed security principal
          repayments and maturities                                   424            457
        Investment security maturities                              3,479         12,488
     Purchases of:
        Loans                                                      (6,811)        (7,918)
        Investment securities                                      (2,000)       (12,800)
        Premises and equipment                                       (831)          (716)
        FHLB stock                                                 (1,637)          (573)
                                                             ---------------------------

     NET CASH USED IN INVESTING ACTIVITIES                      ($ 57,078)     ($ 27,710)
                                                             ===========================



                                      PG 5

Part I. - Financial Information

                              SECURITY FIRST CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                 Six Months Ended
                                                                   September 30,
                                                               1996           1995
                                                            -------------------------



     FINANCING ACTIVITIES:
     ------------------------------------------------

     Net increase in savings deposits                       $   9,324      $   9,709
     Proceeds from additional FHLB advances                   224,250         56,800
     Payment of FHLB advances                                (184,937)       (43,414)
     Net increase (decrease) in mortgage escrow funds             446           (380)
     Payment of dividends on common stock                      (1,089)          (950)
     Cash paid for fractional shares                               (1)            --
     Proceeds from exercise of stock options                       69              4
                                                            ------------------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                 48,062         21,769
                                                            ------------------------


     NET DECREASE IN CASH AND CASH EQUIVALENTS                 (4,096)        (1,858)

     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          13,657         15,109
                                                            ------------------------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   9,561      $  13,251
                                                            ========================


     Supplemental disclosures of cash flow information:

     Cash paid during the period for:

       Interest on deposits and borrowings                  $  12,301      $  10,822

       Income taxes                                             2,048          1,624

     Noncash investing activities -
       Transfers from loans to real estate acquired
         through foreclosure                                      124            128

     Conversion of convertible subordinated debentures
        to common stock                                            15             30

                 See notes to consolidated financial statements.


                                      PG 6

1.   Financial Statements

                              SECURITY FIRST CORP.

             Notes to Consolidated Financial Statements (Unaudited)

1.  BASIS OF PRESENTATION

      The consolidated financial statements of Security First Corp. ("Security First" or "Company") include the accounts of the Company (a multiple savings & loan holding company) and the accounts of its wholly owned subsidiaries, Security Federal Savings and Loan Association ("Security Federal" or "Association"), First Federal Savings Bank of Kent ("First Federal"), and SF Development Corp. All significant inter-company transactions have been eliminated. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of (a) the results of operations for the three and six months ended September 30, 1996 and 1995; (b) the financial condition at September 30, 1996, March 31, 1996 and September 30, 1995; and (c) the statement of cash flows for the six month periods ended September 30, 1996 and 1995. The results of operations for the six month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for a full year.


2.  SAVINGS ASSOCIATION INSURANCE FUND (SAIF)

      On September 30, 1996, legislation was enacted to recapitalize the SAIF, which provides government insurance on deposits at savings and loan institutions. As a result, all thrifts have been assessed a one-time special charge of 65.7 basis points on their total adjusted deposits as of March 31, 1995. Security Federal's and First Federal's combined assessment was $2,567,000 ($1,694,000 or $.29 per fully diluted share, after tax). As of October 1, 1996, deposit insurance premiums for highly rated institutions, such as Security Federal and First Federal, have been eliminated. However, Security Federal and First Federal will continue to be subject to an assessment to fund repayment of the FICO obligations. Beginning January 1, 1997, it is anticipated that the FICO assessment for SAIF insured institutions will be 6.5 cents per $100 of deposits until the year 2000, when the assessment will be imposed at the same rate on all FDIC insured institutions.

3.  EARNINGS PER SHARE

      Earnings per share for each period presented is calculated using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. (See calculation in Exhibit 11.)

      Fully diluted earnings per share is computed giving appropriate consideration to the dilutive effect of stock options and shares issuable upon conversion of the 6.25% convertible subordinated debentures. In computing fully diluted net income per share, net income has been adjusted to eliminate interest expense associated with the debentures, net of estimated income taxes.



                                      PG 7

4.  NEW ACCOUNTING STANDARD

      In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This statement supersedes SFAS No. 122. The impact of adopting this statement on the financial condition and results of operation of the Company is not expected to be significant.




                                      PG 8

ITEM 2.

                              SECURITY FIRST CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

      Security First's net income was $286,000 and $2,220,000 for the second quarter and six months ended September 30, 1996, respectively, as compared with $1,648,000 and $ 3,256,000 for the same periods in 1995. The decrease in net earnings for the current period was primarily due to the assessment for the recapitalization of the FDIC insurance fund (SAIF); otherwise, net income would have been $1,980,000 and $3,914,000, respectively. The Company's total assets increased 9.6%, from $547.2 million at fiscal year-end March 31, 1996 to $599.8 million at September 30, 1996, principally due to a $55.6 million net increase in loans outstanding, funded mainly by increased borrowings from the Federal Home Loan Bank of Cincinnati ("FHLB").
      Shareholders' equity (capital) at September 30, 1996 increased by $1.1 million since March 31, 1996, mainly as a result of the retention of $1.1 million of net earnings after the payment of cash dividends totalling $1,089,000. Other significant changes in capital were related to 1) the net unrealized loss (net of tax) on investments and mortgage-backed securities classified as available for sale and 2) the capital effect of the Recognition and Retention Plan ("RRP") recognized in the pooling of interests as a result of the acquisition of First Kent Financial Corporation ("First Kent")in April 1996. The Company has received approval from the Internal Revenue Service to terminate the First Kent ESOP. It is anticipated that, before fiscal year-end, sufficient shares of common stock of Security First will be sold in order to repay the remaining Employee Stock Option Plan ("ESOP") loan balance, after which the remaining ESOP shares will be distributed to the partcipants.
      As noted in the "Capital" section, both Security Federal's and First Federal's regulatory capital ratios at September 30, 1996 exceed all regulatory capital requirements, and both have been categorized as well-capitalized by the Office of Thrift Supervision ("OTS").

FORWARD-LOOKING STATEMENTS

      When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.


                                      PG 9

      The Company does not undertake -- and specifically disclaims any obligation -- to publicly release the results of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ASSET QUALITY

      The Company's provision for loan losses was $84,000 and $180,000 for the second quarter and six months ended September 30, 1996, respectively, compared with $84,000 and $168,000 for the same periods last year. The allowance for loan losses of $4,786,000 at September 30, 1996 increased nearly 11% from $4,306,000 at September 30, 1995; while nonperforming loans fell 39% to $1.3 million at September 30, 1996 from $2.1 million at September 30, 1995.

      The provision and allowance for loan losses are based on management's ongoing assessment of the adequacy of the allowance for loan losses. Systematic detailed reviews of the Company's multi-family and commercial loan portfolios are performed regularly in order to evaluate any potential credit losses. For loan categories which are significant in total dollars but individual loan amounts are not material and are well collateralized, the categories are reviewed in total. These reviews consider, among other factors, economic conditions, delinquency patterns and historical loss experience in the loan portfolio in order to assess potential credit losses.




                                     PG 10

      The following table provides information concerning non-performing assets (non-accrual loans as well as those loans accruing but delinquent more than 90 days, and real estate owned) and the allowance for loan losses at the respective dates (dollars in thousands):

NON-PERFORMING ASSETS:
                       SEPTEMBER 30,       MARCH 31,  SEPTEMBER 30,
                             1996            1996           1995
                         ----------      ----------      ---------
Non-accrual loans           $1,118          $2,006         $1,936
Accruing loans past due
    90 days                    144             522            127
Real estate owned                6              39             39
                           -------         -------        -------
    Total non-performing
      assets                $1,268          $2,567         $2,102
                          ========         =======        =======
Allowance for loan loss     $4,786          $4,572         $4,306
                          ========         =======        =======

RATIOS:

Non-performing assets
 to total assets               .21%           0.47%          0.39%
                              ====           =====          =====
Non-performing loans
 to total loans (before
 allowance for loan losses)    .24%           0.53%          0.45%
                              ====           =====          =====
Allowance for loan losses
 to non-performing loans    379.24%         180.85%        208.73%
                            ======          ======         ======
Allowance for loan losses
 to period-end loans (before
 allowance for loan losses)   0.89%           0.95%          0.93%
                             =====           =====          =====
Net charge offs (recoveries)
 to average loans for
 the period (a)             ( 0.01%)          0.02%          0.07%
                             =====           =====          =====

(a) Annualized based on net charge-offs for the six months ended September 30, 1996 and 1995, respectively.

      As noted above, non-performing assets at September 30, 1996 decreased $1,299,000, or 51%, since fiscal year-end due to the resolution of two severely delinquent loans which also resulted in $235,000 cash recovery of delinquent interest as well as a sale of one real estate owned ("REO") property.

POTENTIAL PROBLEM LOANS:
      Potential problem loans as of September 30, 1996, were $1.1 million of impaired loans, which are not reflected in the above table, where known information about possible credit problems of the borrower caused management to have some doubts as to the ability of the borrower to comply with present loan repayment terms and may result in disclosure of such loans in the future. Although, presently these loans are current and management believes that these loans are adequately secure and no material loss is expected, they are subject to allowance for credit losses of $ 274,000.


                                     PG 11

      Management is of the opinion that the allowance for loan losses at September 30, 1996, which represents 379% of total non-performing loans, is adequate to meet potential losses in the loan portfolio. It must be understood, however, that there are inherent risks and uncertainties related to the operation of a financial institution. By necessity, the Company's presentation of loans and REO in the consolidated financial statements is dependent upon estimates, appraisals and evaluations of loans. Therefore, the possibility exists that abrupt changes in economic and other market circumstances can change such estimates, appraisals, and evaluations and require them to be revised.




                                     PG 12

LIQUIDITY

      The term "liquidity" refers to the ability of the Company to generate adequate amounts of cash to meet its needs, typically for the funding of loan originations. The Company's liquidity is a measure of its ability to fund loans and meet withdrawals of deposits and other cash outflows in a cost-effective manner. The principal sources of funds for the Company's operations are cash flows generated from earnings, savings deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investment securities, and borrowings from the FHLB. Because a significant portion of the Company's loan originations consist of relatively short-term construction and development loans, the funding source for new loan originations is frequently derived from maturities and prepayments of other construction loans. In addition, Security Federal and First Federal also have the ability to borrow up to 25% of their total assets, or an additional $32 million and $10 million, respectively (as of September 30, 1996) from the FHLB, if the need arises.

      Management regularly reviews the Company's need for cash to fund its operation and believes that the aforementioned sources of funds are adequate for its projected requirements. Federal regulations require that a savings institution maintain an average daily balance of liquid assets of at least 5% of the sum of its average balance of net withdrawable deposits accounts and borrowings payable in one year or less. For the quarter ended September 30, 1996, Security Federal's average liquid ratio was 6.99% compared to 7.55% for the quarter ended September 30, 1995. First Federal's liquidity ratios were 12.32% and 19.23% for the quarters ended September 30, 1996 and 1995, respectively.

CAPITAL

      Regulatory capital for Security Federal and First Federal at September 30, 1996 exceeded all the minimum capital requirements specified by federal regulations. In addition, both subsidiaries exceeded the capital level required by OTS to be classified as a well-capitalized institution as demonstrated in the following table (dollar amounts in thousand):

                                       SECURITY FEDERAL
                                       ----------------
                              Tier 1     Tier 1    Total
                               Core      Risk-     Risk-
                             Leverage    Based     Based  Tangible
                             Capital   Capital   Capital  Capital
                             -------   -------   -------  --------
Capital amount - actual      $39,661    $39,661  $43,922  $39,661
 well-capitalized level       25,167     22,814   38,023    7,550
                              ------     ------   ------   ------
               - excess      $14,494    $16,847   $5,899  $32,111
                              ======     ======   ======   ======

Capital ratio  - actual         7.88%     10.43%   11.55%    7.88%
               - required       3.00       4.00     8.00     1.50
                               -----      -----    -----    -----
               - excess         4.88%      6.43%    3.55%    6.38%

Capital ratio  - actual         7.88%     10.43%   11.55%
well-capitalized level          5.00       6.00    10.00
                               -----      -----    -----
               - excess         2.88%      4.43%    1.55%
                               =====      =====    =====


                                     PG 13

                                       FIRST FEDERAL
                                       -------------
                             Tier 1     Tier 1    Total
                              Core      Risk-     Risk-
                            Leverage    Based     Based  Tangible
                             Capital   Capital   Capital  Capital
                             -------   -------   -------  --------
Capital amount - actual      $10,203    $10,203  $10,550  $10,203
 well capitalized level        4,091      3,246    5,410    1,227
                              ------     ------   ------   ------
               - excess       $6,112     $6,957   $5,140   $8,976
                              ======     ======   ======   ======

Capital ratio  - actual       12.47%     18.86%   19.50%   12.47%
               - required      3.00       4.00     8.00     1.50
                              -----      -----    -----    -----
               - excess        9.47%     14.86%   11.50%   10.97%

Capital ratio  - actual       12.47%     18.86%   19.50%
well capitalized level         5.00       6.00    10.00
                              -----      -----    -----
               - excess        7.47%     12.86%    9.50%
                              =====      =====    =====


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

      Security First's asset and liability management program is designed to minimize the impact of significant changes in interest rates on net interest income. The key components of successful interest rate and credit risk management include the monitoring and management of rate sensitivity and repricing characteristics of the balance components as well as the creditworthiness of borrowers and the quality of assets.

      Both Security Federal and First Federal, like other financial institutions, are subject to interest rate risk to the extent that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. The Office of Thrift Supervision ("OTS") provides a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk. This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance contracts.




                                     PG 14

      Presented below is an analysis of both Security Federal's and First Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points in accordance with OTS regulations. This analysis is presented as of June 30, 1996, which is the most recent available information. As illustrated in the table, NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments. When rates decline, Security Federal and First Federal do not experience a significant rise in market value for these loans because borrowers prepay at relatively high rates. OTS assumptions are used in calculating the amounts in this table.

                                SECURITY FEDERAL
                                ----------------

        CHANGE IN
      INTEREST RATE          ESTIMATED         AT JUNE 30, 1996
      (BASIS POINTS)            NPV         $ CHANGE      % CHANGE
      --------------         ----------     ----------------------

         + 400                $25,846        ($33,516)    -56.00%
         + 300                 34,221         (25,142)    -42.00%
         + 200                 42,678         (16,684)    -28.00%
         + 100                 51,284          (8,079)    -14.00%
            --                 59,363               0       0.00%
         - 100                 66,938           7,576      13.00%
         - 200                 74,847          15,484      26.00%
         - 300                 82,410          23,048      39.00%
         - 400                 90,632          31,270      53.00%



                                  FIRST FEDERAL
                                  -------------

        CHANGE IN
      INTEREST RATE          ESTIMATED         AT JUNE 30, 1996
      (BASIS POINTS)            NPV         $ CHANGE      % CHANGE
      --------------         ----------     ----------------------

         + 400                 $6,409         ($3,782)    -37.11%
         + 300                  7,965          (2,225)    -21.84%
         + 200                  9,271            (919)     -9.02%
         + 100                  9,955            (235)     -2.31%
            --                 10,190               0       0.00%
         - 100                 10,322             132       1.29%
         - 200                 10,711             521       5.11%
         - 300                 11,404           1,213      11.90%
         - 400                 12,397           2,207      21.66%


                                     PG 15

                              SECURITY FIRST CORP.
                             AVERAGE BALANCE SHEETS


The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended September 30, 1996 and 1995. Average balance calculations were based on daily and monthly balances. (Dollars in thousands)


                                                                     Three months ended September 30,
                                            /----------1996-----------------\             /-----------1995-------------\
                                            Average                         Yield/         Average                     Yield/
                                            Balance       Interest           Cost          Balance     Interest         Cost
                                            --------------------------------------        ----------------------------------

Interest-earning assets:
    Loans                                   $515,203       $11,337           8.80%        $447,126      $10,053        8.99%
    Mortgage-backed
      securities                               2,831            58           8.13%           3,866           80        8.28%
    Investment securities                     37,195           597           6.42%          40,171          640        6.37%
    Short-term investments                     8,578           114           5.32%           9,248          121        5.23%
                                            --------       -------                        --------       ------

    Total interest-
      earning assets                         563,807        12,106           8.59%         500,411       10,894        8.71%
                                                           -------                                       ------
Noninterest-earning
  assets                                      23,252                                        20,530
                                            --------                                       -------

    Total assets                            $587,059                                      $520,941
                                            ========                                      ========


Interest-bearing liabilities:
    Passbook accounts                        $58,962          $401           2.72%         $59,712         $400        2.68%
    Money market/NOW accounts                 82,566           375           1.82%          79,021          389        1.97%
    Certificates of deposit                  273,468         3,894           5.70%         261,058        3,900        5.98%
                                            --------       -------                        --------       ------
    Total deposits                           414,996         4,670           4.50%         399,791        4,689        4.69%

    Short-term FHLB advances                  88,349         1,274           5.77%          34,875          533        6.11%
    Long-term FHLB advances                   11,640           174           5.99%          20,171          308        6.11%
                                            --------       -------                        --------       ------
    Total advances                            99,989         1,448           5.79%          55,046          841        6.11%

    Convertible subordinated
      debentures                               8,767           147           6.72%           8,804          148        6.72%
                                            --------       -------                        --------       ------

    Total interest-
      bearing liabilities                    523,752         6,265           4.79%         463,641        5,679        4.90%
                                                           -------                                       ------
Noninterest-bearing
  liabilities                                  7,150                                         5,272
                                            --------                                      --------

    Total liabilities                        530,902                                       468,913
Shareholders' equity                          56,157                                        52,028
                                            --------                                      --------

    Total liabilities and
      shareholders' equity                  $587,059                                      $520,941
                                            ========                                      ========

NET INTEREST INCOME/
  INTEREST RATE SPREAD                                      $5,841           3.80%                       $5,215        3.81%
                                                            ======           =====                       ======        =====


NET INTEREST-EARNING
  ASSETS/NET YIELD ON
  INTEREST-EARNING ASSETS                    $40,055                         4.14%         $36,770                     4.17%
                                             =======                         =====         =======                     =====

RATIO OF INTEREST-EARNING
  ASSETS TO INTEREST-BEARING
  LIABILITIES                                                              107.65%                                   107.93%
                                                                           =======                                   =======



                                     PG 16

                              SECURITY FIRST CORP.
                             AVERAGE BALANCE SHEETS


The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the six month periods ended September 30, 1996 and 1995. Average balance calculations were based on daily and monthly balances. (Dollars in thousands)



                                                             Six months ended September 30,
                                            /-------------1996------------------\        /------------1995------------------\

                                             Average                        Yield/       Average                           Yield/
                                             Balance        Interest         Cost        Balance        Interest            Cost
                                            ---------------------------------------      ----------------------------------------

Interest-earning assets:
    Loans                                   $501,778        $22,203          8.85%       $440,727        $19,779           8.98%
    Mortgage-backed
      securities                               2,957            119          8.08%          3,983            163           8.18%
    Investment securities                     36,440          1,159          6.35%         40,590          1,275           6.28%
    Short-term investments                     8,935            239          5.30%          8,758            240           5.48%
                                             -------        -------                      --------        -------

    Total interest-
      earning assets                         550,110         23,720          8.62%        494,058         21,457           8.69%
                                                            -------                                      -------
Noninterest-earning
  assets                                      23,235                                       21,137
                                             -------                                      -------

    Total assets                            $573,345                                     $515,195
                                            ========                                     ========


Interest-bearing liabilities:
    Passbook accounts                        $59,688           $806          2.70%        $60,058           $798           2.66%
    Money market/NOW accounts                 81,920            750          1.83%         78,812            785           1.99%
    Certificates of deposit                  271,137          7,681          5.66%        258,253          7,620           5.90%
                                             -------          -----                       -------          -----
    Total deposits                           412,745          9,237          4.48%        397,123          9,203           4.63%

    Short-term FHLB advances                  79,515          2,279          5.73%         31,749            983           6.19%
    Long-term FHLB advances                    9,641            278          5.77%         20,499            621           6.06%
                                             -------          -----                       -------          -----
    Total advances                            89,156          2,557          5.74%         52,248          1,604           6.14%

    Convertible subordinated
      debentures                               8,771            294          6.72%          8,804            295           6.70%
                                             -------          -----                       -------          -----

    Total interest-
      bearing liabilities                    510,672         12,088          4.73%        458,175         11,103           4.85%
                                                             ------                                       ------
Noninterest-bearing
  liabilities                                  7,132                                        5,629
                                             -------                                      -------

    Total liabilities                        517,804                                      463,804
Shareholders' equity                          55,541                                       51,392
                                             -------                                      -------

    Total liabilities and
      shareholders' equity                  $573,345                                     $515,196
                                            ========                                     ========

NET INTEREST INCOME/
  INTEREST RATE SPREAD                                      $11,632          3.89%                       $10,354           3.84%
                                                            =======          =====                       =======           =====


NET INTEREST-EARNING
  ASSETS/NET YIELD ON
  INTEREST-EARNING ASSETS                    $39,438                         4.23%        $35,883                          4.19%
                                             =======                         =====        =======                          =====

RATIO OF INTEREST-EARNING
  ASSETS TO INTEREST-BEARING
  LIABILITIES                                                              107.72%                                       107.83%
                                                                           =======                                       =======


                                     PG 17

                              SECURITY FIRST CORP.

                              RATE/VOLUME ANALYSIS


The changes in net interest income for the three months ended September 30, 1996, as compared to the same period in the prior year, are analyzed in the following table. The table shows the changes by major component, distinguishing between changes related to volume as opposed to changes in interest rates and the net effect of both. Changes not solely attributable to volume or rate changes have been allocated in proportion to the changes due to volume and rate. (Dollars in thousands)



                                                                   For the Three Months Ended September 30,
                                                -----------------------------------------------------------------------------

                                                                                1996 vs. 1995
                                                -----------------------------------------------------------------------------

                                                                   Increase
                                                                  (Decrease)                                       Total
                                                                    Due to                                       Increase
                                                   Volume                             Rate                      (Decrease)
                                                ----------------                 ----------------             ---------------


INTEREST-EARNING ASSETS:
    Loans                                                $1,494                            ($209)                     $1,284
    Mortgage-backed securities                              (21)                              (1)                        (22)
    Investment securities                                   (48)                               5                         (43)
    Short-term investments                                   (9)                               2                          (7)
                                                ----------------                 ----------------             ---------------

    Total interest-earning
       assets                                            $1,416                            ($203)                     $1,212
                                                ================                 ================             ===============



INTEREST-BEARING LIABILITIES:
    Passbook accounts                                        (9)                              10                           1
    Money market/NOW accounts                                46                              (60)                        (14)
    Certificates of deposit                                (414)                             408                          (6)
                                                ----------------                 ----------------             ---------------
    Total deposits                                         (377)                             358                         (19)

    Short-term FHLB advances                                769                              (28)                        740
    Long-term FHLB advances                                (128)                              (6)                       (134)
                                                ----------------                 ----------------             ---------------
    Total advances                                          641                              (34)                        606

    Convertible subordinated
       debentures                                            (1)                               0                          (1)
                                                ----------------                 ----------------             ---------------

    Total interest-bearing
       liabilities                                         $263                             $324                        $586
                                                ================                 ================             ===============



CHANGE IN NET INTEREST INCOME                                                                                           $626
                                                                                                              ===============


                                     PG 18

                              SECURITY FIRST CORP.

                              RATE/VOLUME ANALYSIS


The changes in net interest income for the six months ended September 30, 1996, as compared to the same period in the prior year, are analyzed in the following table. The table shows the changes by major component, distinguishing between changes related to volume as opposed to changes in interest rates and the net effect of both. Changes not solely attributable to volume or rate changes have been allocated in proportion to the changes due to volume and rate. (Dollars in thousands)


                                                         For the Six Months Ended September 30,
                                                -----------------------------------------------------------------------------

                                                                                1996 vs. 1995
                                                -----------------------------------------------------------------------------

                                                                   Increase
                                                                  (Decrease)                                       Total
                                                                    Due to                                       Increase
                                                   Volume                             Rate                      (Decrease)
                                                ----------------                 ----------------             ---------------


INTEREST-EARNING ASSETS:
    Loans                                                $2,698                            ($273)                     $2,424
    Mortgage-backed securities                              (42)                              (2)                        (44)
    Investment securities                                  (129)                              14                        (116)
    Short-term investments                                    2                               (3)                         (1)
                                                ----------------                 ----------------             ---------------

    Total interest-earning
       assets                                            $2,529                            ($264)                     $2,263
                                                ================                 ================             ===============



INTEREST-BEARING LIABILITIES:
    Passbook accounts                                       (33)                              41                           7
    Money market/NOW accounts                               113                             (148)                        (35)
    Certificates of deposit                                 310                             (248)                         62
                                                ----------------                 ----------------             ---------------
    Total deposits                                          390                             (355)                         34

    Short-term FHLB advances                              1,363                              (67)                      1,295
    Long-term FHLB advances                                (314)                             (30)                       (343)
                                                ----------------                 ----------------             ---------------
    Total advances                                        1,049                              (97)                        952

    Convertible subordinated
       debentures                                            (2)                               1                          (1)
                                                ----------------                 ----------------             ---------------

    Total interest-bearing
       liabilities                                       $1,437                            ($451)                       $985
                                                ================                 ================             ===============



CHANGE IN NET INTEREST INCOME                                                                                         $1,278
                                                                                                              ===============


                                     PG 19

RESULTS OF OPERATIONS

NET INTEREST INCOME

      Net interest income increased to $5.8 million and $11.6 million for the three and six months ended September 30, 1996, respectively, from $5.2 million and $ 10.4 million for the comparable periods last year, as a result of greater loan volume in the current year. The Company's interest rate spread (which represents the difference between the rate earned on assets and the rate paid on liabilities) was 3.80% for the current quarter and 3.89% for the six months ended September 30, 1996, compared with 3.81% and 3.84%, respectively, for the same periods in the prior year. The Company's interest rate spread improved based on lower overall cost of interest-bearing liabilities.

      Total interest income increased $1.2 million for the current quarter and $2.3 million for the current six months over the prior year's same period. These increases were almost exclusively related to increased volume in the loan portfolio. Loan originations increased $65.8 million, or 69%, during the current six months compared with the prior year due to $24.3 million greater originations of construction and acquisition/development loans, $18.8 million higher commercial real estate loans and $16.4 million higher on permanent one-to-four family mortgage loans. Average loans outstanding were 15% (or $68 million) higher in the current quarter and 14% (or $61 million) higher for the current six months compared to prior year. The weighted average rate on loans 8.80% for the current quarter and 8.85% for the six months ended September 30, 1996 compared to 8.99% and 8.98%, respectively, for the same periods last year.

      In addition, rates on short-term and other investments were higher in the current quarter compared to last year. The short-term investment rate was, however, slightly lower for the six month comparative period. As a result of slightly lower average loan rates with increased short-term and other investment average rates, the overall average rate on interest-earning assets was 8.59% for the quarter and 8.62% for the current six months ended September 30, 1996 compared with 8.71% and 8.69%, respectively, for the same periods in fiscal 1996.

      The decrease in interest income on mortgage-backed securities during the current periods was due to the decline in the average balance outstanding resulting from principal repayments and prepayments received on the underlying mortgages.

      During the three months and six months ended June 30, 1996, interest income on investment securities and short-term investments, which included interest-earning deposits and Federal funds sold, decreased to $711,000 and $1,398,000 in the current quarter and six months,respectively, from $761,000 and $1,514,000 in the prior periods, principally due to a decrease in average investments outstanding as a result of the redeployment of cash into loan fundings. The average rates earned on investment securities increased to 6.42% for the quarter and 6.35% for the six months ended June 30, 1996 from 6.37% and 6.28%, respectively, for the same periods in the prior year. Conversely, rates on short-term investments averaged 5.32% and 5.30% in the current periods compared with 5.23% and 5.48% for the comparable period last year.


                                     PG 20

      Total interest expense increased approximately $587,000 in the current quarter and $986,000 in the current six months over the same periods last year, the majority of which related to greater volume of FHLB advances required to fund loan activity. Interest expense on deposits was comparable to the prior year based on a lower cost of funds offset by approximately $15 million higher average balances outstanding. Interest expense related to FHLB advances increased $607,000 and $952,000 for current periods, principally related to the greater average balance outstanding.

      Interest expense on the Company's convertible subordinated debentures was comparable to the prior year. The debentures, which have a coupon interest rate of 6.25%, have a final maturity of May 1, 2008. The effective cost of funds is increased by the amortization of related deferred issuance costs.

OTHER INCOME

      Other income for the current quarter $441,000 was comparable to the same period last year $442,000, whereas the six month current period was slightly higher at $874,000 compared to $865,000 for the six months last year. A component of this income was related to the gain on sale of loans and the favorable effect of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights," which requires lenders who sell originated loans and retain the servicing rights to recognize as a separate asset the rights to service mortgage loans for others. The sale of lower yielding fixed rate loans was part of an asset/liability restructuring of the balance sheet.

OTHER EXPENSES

      Other operating expenses for the current quarter and six months ended September 30, 1996 were $2.7 million and $ 2.8 million higher than the prior year. Operating expenses were affected by annual increases in compensation, increased Federal deposit insurance due to a larger deposit base, and increased data processing fees and franchise taxes. The major cause for the increase in other expenses was related to the special FDIC insurance assessment of $2.6 million recorded on September 30, 1996. This one-time assessment required from all federally insured institutions was for the recapitalization of the SAIF insurance fund (refer to footnote #2).

FEDERAL INCOME TAX

      The Company's provision for Federal income taxes decreased to $191,000 and $1,226,000 for the three and six months ended September 30, 1996 from $886,000 and $1,681,000, respectively, for the comparable periods last year due mainly to the reduction of pre-tax income.




                                     PG 21

SELECTED OPERATING RATIOS

                             Three months ended  Six months ended
                                 September 30,      September 30,
                             -------------------------------------
                                 1996       1995     1996    1995
                             -------------------------------------
Return on average assets
 (annualized)                    0.19%      1.27%    0.77%   1.26%
   w/o SAIF assessment           1.35%      1.27%    1.37%   1.26%

Return on average equity
 (annualized)                    2.04%     12.67%    7.99%   12.67%
  w/o SAIF assessment           14.10%     12.67%   14.09%   12.67%

Yield on average interest-
  earning assets                 8.59%      8.71%    8.62%   8.69%

Cost of average interest-bearing
  liabilities                    4.79%      4.90%    4.73%   4.85%

Interest rate spread during
   period                        3.80%      3.81%    3.89%   3.84%

Net yield on interest-earning
   assets                        4.14%      4.17%    4.23%   4.19%


Efficiency ratio (a)             50.2%      53.2%    50.2%   54.0%

(a) Calculated as other operating expenses (excluding amortization of goodwill, terminated merger costs and one time recapitalization SAIF assessment) divided by the sum of net interest income and other income, not including non-recurring items and securities gains and losses.



                                    PG 22

                              SECURITY FIRST CORP.

Part II.  Other Information

          Item 1 - 5 are not applicable

          Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

          a.  Part 1.  Exhibits

              Exhibit
               Number                 Description
             --------    -----------------------------------
                11       Statement regarding computation
                            of per share earnings

                27       Financial Data Schedule - EDGAR only


           There were no reports on Form 8-K filed during the Registrant's second quarter ended September 30, 1996.



                                     PG 23

                              SECURITY FIRST CORP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SECURITY FIRST CORP.


Date:  November 7, 1996       /s/ Charles F. Valentine
                              ------------------------------------
                              Charles F. Valentine, Chairman of
                              the Board and Chief Executive Officer

Dated: November 7, 1996       /s/ Austin J. Mulhern
                              ------------------------------------
                             Austin J. Mulhern, President and
                             Chief Operating Officer

Dated: November 7, 1996       /s/ Mary H. Crotty
                              ------------------------------------
                              Mary H. Crotty, Vice President,
                              Treasurer, & Chief Financial Officer



                                     PG 24