Form 10-Q
period 1996-12-31
SECURITY FIRST CORP
filed 1997-02-12
CIK 895094

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number 0-21212
                                                -------

                              SECURITY FIRST CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                      34-1724675
         --------------------------------------------------------
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                  Identification Number)

      1413 Golden Gate Boulevard
        Mayfield Heights, Ohio                        44124-1800
        ----------------------                        ----------
 (Address of principal executive                      (Zip Code)
 offices)

                                 (216) 449-3700
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --- ----------
         (Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X                 No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value             4,976,580
------ ------------ --- -----             ---------
            (Class)              (Outstanding at February 10, 1997)

                              SECURITY FIRST CORP.

                                TABLE OF CONTENTS
                                ----- -- --------

Part I.  FINANCIAL INFORMATION                              PAGE

  Item 1.  Financial Statements:

           Consolidated Statements of Financial Condition
           as of December 31, 1996, March 31, 1996 and
           December 31, 1995.............................     3

           Consolidated Statements of Income for the three
           and nine months ended December 31, 1996 and 1995   4

           Consolidated Statements of Cash Flows for the
           nine months ended December 31, 1996 and 1995.....  5-6

           Notes to Consolidated Financial Statements....     7

  Item 2.  Management's Discussion and Analysis of
           Financial Conditions and Results of Operations.    8-21

Part II.   OTHER INFORMATION.............................      22

           Computation of Earnings Per Share.............      23

SIGNATURES.................................................    24

Part 1. - Financial Information

                            SECURITY FIRST CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Dollars in thousands, except per share data)

                                                                              December 31,      March 31,   December 31,
                                                                                   1996         1996 (a)        1995
                                                                              (Unaudited)                    (Unaudited)
                                                                              -----------------------------------------
ASSETS:
Cash and deposits with banks                                                     $   6,970    $   6,886    $   7,983
Interest bearing deposits with banks                                                 2,501        3,812        3,077
Federal funds sold and short term investments                                        5,815        2,959        4,282
                                                                                 ---------    ---------    ---------

   Total cash and cash equivalents                                                  15,286       13,657       15,342
                                                                                 ---------    ---------    ---------

Investment securities - held to maturity (market values of $7,012, $9,264, and
  $11,214 at December 31, 1996, March 31, 1996,
  and December 31, 1995)                                                             7,000        9,250       11,125
Investment securities - available for sale (amortized cost of
  $24,968, $24,379, and $17,396 at December 31, 1996, March 31, 1996,
  and December 31, 1995, respectively)                                              24,782       24,189       17,563
Mortgage-backed securities - available for sale (amortized cost of
  $2,587 at December 31, 1996, $3,173 at March 31, 1996 and
  $3,358 at December 31, 1995, respectively)                                         2,679        3,275        3,491
Loans - net (including allowance for loan losses of
  $4,902 at December 31, 1996, $4,572 at March 31, 1996
  and $4,379 at December 31, 1995)                                                 550,925      475,631      468,694
Accrued interest receivable                                                          3,842        3,466        3,431
Federal Home Loan Bank stock - at cost                                               5,780        3,864        3,693
Premises and equipment - net                                                         9,091        8,451        8,438
Cost in excess of fair value of net
  assets acquired (goodwill)                                                         1,054        1,135        1,162
Prepaid expenses and other assets                                                    3,857        4,309        3,999
                                                                                 ---------    ---------    ---------
   TOTAL ASSETS                                                                  $ 624,296    $ 547,227    $ 536,938
                                                                                 =========    =========    =========


LIABILITIES:
Deposits                                                                         $ 446,137    $ 410,737    $ 412,753
Advances from Federal Home Loan Bank-short term                                     69,755       59,300       33,566
Advances from Federal Home Loan Bank-long term                                      35,257        8,784       22,095
Convertible subordinated debentures                                                  8,759        8,774        8,774
Advance payments by borrowers for taxes
  and insurance (escrow)                                                             2,533        1,345        2,374
Accrued interest payable                                                             1,726        1,473        1,521
Accounts payable and other accrued expenses                                          2,458        2,434        1,557
                                                                                 ---------    ---------    ---------

   Total liabilities                                                               566,625      492,847      482,640
                                                                                 ---------    ---------    ---------



SHAREHOLDERS' EQUITY:
Preferred stock (1,000,000 shares authorized,
  none issued)                                                                        --           --           --
Common stock, par value $.01 per share; 10,000,000
  shares authorized; 4,973,820 shares issued and
  outstanding at December 31, 1996, 4,928,968 at
  March 31, 1996 and 4,876,868 at December 31, 1995                                     50           49           49
Capital in excess of par value                                                      14,609       14,453       14,329
Net unrealized gain (loss) on investments and mortgage-backed securities, (net of tax of $37 at December 31,1996,
  $30 at March 31, 1996, and $45 at December 31, 1995)                                 (63)         (59)         199
Unearned compensation                                                                 (235)        (293)        (312)
Unearned employee stock ownership plan shares                                         --           (447)        (471)
Retained earnings (substantially restricted)                                        43,310       40,677       40,504
                                                                                 ---------    ---------    ---------

   Total shareholders' equity                                                       57,671       54,380       54,298
                                                                                 ---------    ---------    ---------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 624,296    $ 547,227    $ 536,938
                                                                                 =========    =========    =========

 (a) Derived from audited financial statements at March 31, 1996.

                  See notes to consolidated financial statements.

Part I. - Financial Information

                              SECURITY FIRST CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (In thousands, except per share data)

                                                        Three months ended                  Nine months ended
                                                           December 31,                        December 31,
                                                         1996            1995             1996              1995
                                                    ---------------------------       ---------------------------
Interest Income:
  Loans                                               $11,833          $10,352          $34,035          $30,130
  Mortgage-backed securities                               54               71              174              234
  Investment securities                                   592              619            1,752            1,896
  Short-term investments                                  104              123              342              363
                                                    ---------------------------       ---------------------------

    Total interest income                              12,583           11,165           36,303           32,623
                                                    ---------------------------       ---------------------------

Interest Expense:
  Deposits                                              4,965            4,722           14,200           13,926
  Short-term FHLB advances                                986              592            3,266            1,576
  Long-term FHLB advances                                 582              369              860              991
  Convertible subordinated debentures                     147              148              442              443
                                                    ---------------------------       ---------------------------

    Total interest expense                              6,680            5,831           18,768           16,936
                                                    ---------------------------       ---------------------------

Net interest income                                     5,903            5,334           17,535           15,687
Provision for loan losses                                  84               84              264              252
                                                    ---------------------------       ---------------------------

Net interest income after provision
  for loan losses                                       5,819            5,250           17,271           15,435

Other Income:
  Service charges and other fees                          380              397            1,154            1,163
  Gain (loss) on sale of loans                            (12)              --               37               --
  Other                                                    91               34              142              133
                                                    ---------------------------       ---------------------------

     Other income                                         459              431            1,333            1,296
                                                    ---------------------------       ---------------------------

Other Expenses:
  Salaries and employee benefits                        1,419            1,375            4,237            4,177
  Occupancy and equipment                                 456              420            1,321            1,273
  Federal deposit insurance                               181              230              651              678
  SAIF assessment                                          --               --            2,567              ---
  Marketing                                               119              125              332              387
  Professional fees                                       143              114              371              361
  Data processing                                         129              120              384              327
  Printing and supplies                                    80               75              226              217
  Amortization of goodwill                                 27               28               81               84
  Supervisory assessment                                   33               31               99               92
  Other                                                   562              570            1,760            1,605
                                                    ---------------------------       ---------------------------
     Other expenses                                     3,149            3,088           12,029            9,201
                                                    ---------------------------       ---------------------------

Income before federal income taxes                      3,129            2,593            6,575            7,530

Federal income taxes                                    1,089              901            2,315            2,581
                                                    ---------------------------       ---------------------------

Net Income                                             $2,040           $1,692           $4,260           $4,949
                                                    ===========================       ===========================

Earnings Per Share:
  Primary                                               $0.40            $0.34            $0.85            $1.01
                                                    ===========================       ===========================

  Fully diluted                                         $0.37            $0.31            $0.78            $0.92
                                                    ===========================       ===========================


Cash Dividends Per Share                                $0.11            $0.10            $0.33            $0.30
                                                    ===========================       ============================


                 See notes to consolidated financial statements.

Part I. - Financial Information

                              SECURITY FIRST CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                      Nine Months Ended
                                                                         December 31,
                                                                   1996                 1995
                                                             ----------------------------------

OPERATING ACTIVITIES:
-----------------------------

Net Income                                                         $4,260               $4,949
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Provision for losses on loans and real
       estate owned                                                   264                  252
     Accretion of discounts, amortization of
       premiums, and other deferred yield items                       660                   27
     Depreciation and amortization                                    577                  518
     Amortization of goodwill                                          81                   84
     Amortization of unearned compensation                             58                  218
     Effect of change in accrued interest
       receivable and payable                                        (123)                 155
     FHLB stock dividends                                            (272)                (166)
     Net change in accounts payable, accrued expenses,
       and other assets                                               443                  267

                                                             ----------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                           5,948                6,304
                                                             ----------------------------------



INVESTING ACTIVITIES:
-----------------------------

Loans originated                                                 (230,011)            (141,917)
Increase in loans in process                                       19,471                7,522
Loan principal repayments and maturities                          116,610              103,199
Proceeds from:
   Sales of:
     Loan participations                                           29,189                  958
     Real estate owned                                                157                  324
   Mortgage-backed security principal
     repayments and maturities                                        596                  722
   Investment security maturities                                   4,663               22,933
Purchases of:
   Loans                                                          (11,617)              (7,918)
   Investment securities                                           (2,993)             (13,800)
   Premises and equipment                                          (1,217)              (1,119)
   FHLB stock                                                      (1,644)                (618)
                                                             ----------------------------------

NET CASH USED IN INVESTING ACTIVITIES                            ($76,796)            ($29,714)
                                                             ==================================

Part 1. - Financial Information

                              SECURITY FIRST CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)


                                                                      Nine Months Ended
                                                                         December 31,
                                                                   1996                 1995
                                                             ----------------------------------


FINANCING ACTIVITIES:
-----------------------------

Net increase in savings deposits                                  $35,400              $19,439
Proceeds from additional FHLB advances                            266,400               73,100
Payment of FHLB advances                                         (229,472)             (67,983)
Net increase in mortgage escrow funds                               1,188                  477
Payment of dividends on common stock                               (1,627)              (1,430)
Proceeds from exercise of stock options                               588                   41
                                                             ----------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          72,477               23,644
                                                             ----------------------------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                           1,629                  233

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   13,657               15,109
                                                             ----------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $15,286              $15,342
                                                             ==================================


Supplemental disclosures of cash flow information:

Cash paid during the period for:

  Interest on deposits and borrowings                             $19,021              $16,577

  Income taxes                                                      2,054                2,404

Noncash investing activities -
  Transfers from loans to real estate acquired
    through foreclosure                                               124                  128

Conversion of convertible subordinated debentures
   to common stock                                                     15                   30

                See notes to consolidated financial statements.

1.   Financial Statements
                              SECURITY FIRST CORP.
             Notes to Consolidated Financial Statements (Unaudited)


1.  BASIS OF PRESENTATION

      The consolidated financial statements of Security First Corp. ("Security First" or "Company") include the accounts of the Company (a multiple savings & loan holding company) and the accounts of its wholly owned subsidiaries, Security Federal Savings and Loan Association ("Security Federal" or "Association"), First Federal Savings Bank of Kent ("First Federal"), and SF Development Corp. Amounts have been restated to reflect a pooling of interests. All significant inter-company transactions have been eliminated. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of (a) the results of operations for the three and nine months ended December 31, 1996 and 1995; (b) the financial condition at December 31, 1996, March 31, 1996 and December 31, 1995; and (c) the statement of cash flows for the nine month periods ended December 31, 1996 and 1995. The results of operations for the nine month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for a full year.

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

3.  NEW ACCOUNTING STANDARD

      In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This standard, which supersedes SFAS No. 122, is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The FASB has issued FASB Statement 127 that defers the effective date of certain provisions of Statement 125 related to secured borrowings and collateral, repurchase agreements, dollar rolls, securities lending and similar transactions until after December 31, 1997. The impact of adopting these statements on the financial condition and results of operation of the Company has not been evaluated by the Company at this time.

Item 2.
                              SECURITY FIRST CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

      The Company's total assets increased 14.1%, from $547.2 million at fiscal year-end March 31, 1996 to $624.3 million at December 31, 1996, principally due to a $75.3 million net increase in loans outstanding, funded mainly by increased borrowings from the Federal Home Loan Bank of Cincinnati ("FHLB") and deposits.
      Shareholders' equity (capital) at December 31, 1996 increased by $3.3 million since March 31, 1996, mainly as a result of 1) the retention of $2.6 million of net earnings after the payment of cash dividends totalling $1,636,000 and 2) the termination of the Company's Employee Stock Ownership Plan ("ESOP") after the repayment of the ESOP loan.

      As noted in the "Capital" section, both Security Federal's and First Federal's regulatory capital ratios at December 31, 1996 exceed all regulatory capital requirements, and both have been categorized as well-capitalized by the Office of Thrift Supervision ("OTS").

FORWARD-LOOKING STATEMENTS

      When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.
      The Company does not undertake-and specifically disclaims any obligation-to publicly release the results of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ASSET QUALITY

      The Company's provision for loan losses was $84,000 and $264,000 for the third quarter and nine months ended December 31, 1996, respectively, compared with $84,000 and $252,000 for the same periods last year. The allowance for loan losses of $4,902,000 at December 31, 1996 increased nearly 12% from $4,379,000 at December 31, 1995, while nonperforming assets fell 31% to $1.5 million at December 31, 1996 from $2.3 million at December 31, 1995.

      The provision and allowance for loan losses are based on management's ongoing assessment of the adequacy of the allowance for loan losses. In consideration of general accepted accounting principles including SFAS 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118. Systematic detailed reviews of the Company's multi-family and commercial loan portfolios are performed regularly in order to evaluate any potential credit losses. For loan categories which are significant in total dollars but individual loan amounts are not material and are well collateralized, the categories are reviewed in total. These reviews consider, among other factors, economic conditions, delinquency patterns and historical loss experience in the loan portfolio in order to assess potential credit losses.

      The following table provides information concerning non-performing assets (non-accrual loans as well as those loans accruing but delinquent more than 90 days, and real estate owned) and the allowance for loan losses at the respective dates (dollars in thousands):



NON-PERFORMING ASSETS:
                        DECEMBER 31,      MARCH 31,   DECEMBER 31,
                             1996            1996           1995
                         ----------      ----------      ---------
Non-accrual loans           $1,430          $2,006         $2,060
Accruing loans past due
    90 days                    107             522            151
Real estate owned                6              39             39
                           -------         -------        -------
    Total non-performing
      assets                $1,543          $2,567         $2,250
                          ========         =======        =======
Allowance for loan loss     $4,902          $4,572         $4,379
                          ========         =======        =======

RATIOS:

Non-performing assets
 to total assets               .25%           0.47%          0.42%
                              ====           =====          =====
Non-performing loans
 to total loans (before
 allowance for loan losses)    .28%           0.53%          0.47%
                              ====           =====          =====
Allowance for loan losses
 to non-performing loans    318.93%         180.85%        198.06%
                            ======          ======         ======
Allowance for loan losses
 to period-end loans (before
 allowance for loan losses)   0.88%           0.95%          0.93%
                             =====           =====          =====
Net charge offs (recoveries)
 to average loans for
 the period (a)             ( 0.02%)          0.02%          0.05%
                             =====           =====          =====

(a) Annualized based on net charge-offs (recoveries) for the nine months ended December 31, 1996 and 1995, respectively.

      As noted above, non-performing assets at December 31, 1996 decreased $1,024,000, or 40%, since fiscal year-end due to the resolution of two severely delinquent loans which also resulted in $235,000 cash recovery of delinquent interest as well as a sale of one real estate owned ("REO") property.

POTENTIAL PROBLEM LOANS:
      Potential problem loans as of December 31, 1996, were $520,503, which are not reflected in the above table, where known information about possible credit problems of the borrower caused management to have some doubts as to the ability of the borrower to comply with present loan repayment terms and may result in disclosure of such loans in the future. Although presently these loans are current and management believes that these loans are adequately secured and no material loss is expected, they are subject to allowance for credit losses of $159,000.

      Management is of the opinion that the allowance for loan losses at December 31, 1996, which represents 319% of total non-performing loans, is adequate to meet potential losses in the loan portfolio. It must be understood, however, that there are inherent risks and uncertainties related to the operation of a financial institution. By necessity, the Company's presentation of loans and REO in the consolidated financial statements is dependent upon estimates, appraisals and evaluations of loans. Therefore, the possibility exists that abrupt changes in economic and other market circumstances can change such estimates, appraisals, and evaluations and require them to be revised.

LIQUIDITY

      The term "liquidity" refers to the ability of the Company to generate adequate amounts of cash to meet its needs, typically for the funding of loan originations. The Company's liquidity is a measure of its ability to fund loans and meet withdrawals of deposits and other cash outflows in a cost-effective manner. The principal sources of funds for the Company's operations are cash flows generated from earnings, savings deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investment securities and borrowings from the FHLB. Because a significant portion of the Company's loan originations consist of relatively short-term construction and development loans, the funding source for new loan originations is frequently derived from maturities and prepayments of other construction loans. In addition, Security Federal and First Federal also have the ability to borrow up to 25% of their total assets, or an additional $37 million and $11 million, respectively, (as of December 31, 1996) from the FHLB, if the need arises.

      Management regularly reviews the Company's need for cash to fund its operation and believes that the aforementioned sources of funds are adequate for its projected requirements. Federal regulations require that a savings institution maintain an average daily balance of liquid assets of at least 5% of the sum of its average balance of net withdrawable deposits accounts and borrowings payable in one year or less. For the quarter ended December 31, 1996, Security Federal's average liquidity ratio was 7.00% compared to 7.5% for the quarter ended December 31, 1995. First Federal's liquidity ratios were 11.95% and 15.53% for the quarters ended December 31, 1996 and 1995, respectively.

CAPITAL

      Regulatory capital for Security Federal and First Federal at December 31, 1996 exceeded all the minimum capital requirements specified by federal regulations. In addition, both subsidiaries exceeded the capital level required by OTS to be classified as a well-capitalized institution as demonstrated in the following table (dollar amounts in thousand):

                                       SECURITY FEDERAL
                                       ----------------

                              Tier 1     Tier 1    Total
                               Core      Risk-     Risk-
                             Leverage    Based     Based  Tangible
                             Capital   Capital   Capital  Capital
                             -------   -------   -------  --------
Capital amount - actual      $40,816    $40,816  $45,219  $40,816
 well-capitalized level       26,106     23,710   39,516    7,832
                              ------     ------   ------   ------
               - excess      $14,710    $17,106   $5,703  $32,984
                              ======     ======   ======   ======

Capital ratio  - actual         7.82%     10.33%   11.44%    7.82%
               - required       3.00       4.00     8.00     1.50
                                -----      -----    -----    -----
               - excess         4.82%      6.33%    3.44%    6.32%
                                ====       ====     ====     ====
Capital ratio  - actual         7.82%     10.33%   11.44%
well-capitalized level          5.00       6.00    10.00
                               -----      -----    -----
               - excess         2.82%      4.33%    1.44%
                               =====      =====    =====

                                       FIRST FEDERAL
                                      -------------
                            Tier 1     Tier 1    Total
                             Core      Risk-     Risk-
                           Leverage    Based     Based  Tangible
                            Capital   Capital   Capital  Capital
                            -------   -------   -------  --------
Capital amount - actual     $10,446    $10,446  $10,802  $10,446
 well capitalized level       4,340      3,548    5,914    1,302
                             ------     ------   ------   ------
               - excess      $6,106     $6,898   $4,888   $9,144
                             ======     ======   ======   ======

Capital ratio  - actual       12.03%     17.66%   18.26%   12.03%
               - required      3.00       4.00     8.00     1.50
                              -----      -----    -----    -----
               - excess        9.03%     13.66%   10.26%   10.53%
                              =====      =====    =====    =====

Capital ratio  - actual       12.03%     17.66%   18.26%
well capitalized level         5.00       6.00    10.00
                              -----      -----    -----
               - excess        7.03%     11.66%    8.26%
                              =====      =====    =====



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

      Presented below is an analysis of both Security Federal's and First Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points in accordance with OTS regulations. This analysis is presented as of September 30, 1996, which is the most recent available information. As illustrated in the table, a decline in NPV occurs as rates rise. This occurs principally because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments. When rates decline, Security Federal and First Federal do not experience a significant rise in market value for these loans because borrowers prepay at relatively high rates. OTS assumptions are used in calculating the amounts in this table.

                                SECURITY FEDERAL
                                ----------------

        Change in
      Interest Rate          Estimated       at September 30, 1996
      (Basis Points)            NPV         $ Change      % Change
      --------------         ----------     ----------------------

         + 400                $29,059        ($39,969)    -58.00%
         + 300                 38,691         (30,337)    -44.00%
         + 200                 48,668         (20,361)    -29.00%
         + 100                 58,905         (10,123)    -15.00%
            --                 69,028               0       0.00%
         - 100                 79,049          10,021      15.00%
         - 200                 90,193          21,165      31.00%
         - 300                102,086          33,058      48.00%
         - 400                115,717          46,689      68.00%


                                  FIRST FEDERAL
                                  -------------

        Change in
      Interest Rate          Estimated       at September 30, 1996
      (Basis Points)            NPV         $ Change      % Change
      --------------         ----------     ----------------------

         + 400                 $5,586         ($4,169)    -42.74%
         + 300                  7,108          (2,647)    -27.13%
         + 200                  8,475          (1,280)    -13.12%
         + 100                  9,560            (195)     -2.00%
            --                  9,755               0       0.00%
         - 100                  9,871              56       0.57%
         - 200                  9,760               6       0.06%
         - 300                 10,508             754       7.73%
         - 400                 11,391           1,637      16.78%

                              SECURITY FIRST CORP.
                             AVERAGE BALANCE SHEETS


The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended December 31, 1996 and 1995. Average balance calculations were based on daily and monthly balances.
(Dollars in thousands)


                                           Three months ended December 31,

                                 /----------1996---------\                /----------1995----------\
                                 -----------------------------------      ------------------------------------

                                   Average                    Yield/      Average                     Yield/
                                   Balance     Interest        Cost       Balance      Interest        Cost
                                 -----------------------------------      ------------------------------------

Interest-earning assets:
    Loans                         $540,878     $ 11,833        8.75%      $464,752     $10,352        8.91%
    Mortgage-backed
      securities (a)                 2,673           54        8.08%         3,559          71        7.98%
    Investment securities (a)       37,145          592        6.38%        37,995         619        6.52%
    Short-term investments           7,823          104        5.32%         8,900         123        5.53%
                                   -------     --------                   --------     -------

    Total interest-
      earning assets               588,519       12,583        8.55%       515,206      11,165        8.67%
                                               --------                                -------
Noninterest-earning
    assets                          25,290                                  21,618
                                   -------                                --------

    Total assets                  $613,809                                $536,824
                                  ========                                ========



Interest-bearing liabilities:
    Passbook accounts             $ 58,031     $    396        2.73%      $ 59,581     $   402        2.70%
    Money market/NOW accounts       84,192          364        1.73%        81,527         388        1.90%
    Certificates of deposit        291,885        4,205        5.76%       263,702       3,932        5.96%
                                   -------     --------                   --------     -------
    Total deposits                 434,108        4,965        4.57%       404,810       4,722        4.67%

    Short-term FHLB advances        65,086          986        6.06%        38,403         592        6.17%
    Long-term FHLB advances         39,372          582        5.91%        25,198         369        5.86%
                                   -------     --------                   --------     -------
    Total advances                 104,458        1,568        6.00%        63,601         961        6.04%

    Convertible subordinated
      debentures                     8,759          147        6.71%         8,774         148        6.75%
                                   -------     --------                   --------     -------

    Total interest-
      bearing liabilities          547,325        6,680        4.88%       477,185       5,831        4.89%
                                               --------                                -------
Noninterest-bearing
  liabilities                        9,789                                   6,197
                                     -----                                   -----

    Total liabilities              557,114                                 483,382
Shareholders' equity                56,695                                  53,442
                                   -------                                 -------


    Total liabilities and
      shareholders' equity        $613,809                                $536,824
                                  ========                                ========
NET INTEREST INCOME/
 INTEREST RATE SPREAD                             $5,903       3.67%                    $5,334        3.78%
                                                  ======       ====                     ======        ====

NET INTEREST-EARNING
 ASSETS/NET YIELD ON
 INTEREST-EARNING ASSETS           $41,194                     4.01%       $38,021                    4.14%
                                   =======                     ====        =======                    ====

RATIO OF INTEREST-EARNING
 ASSETS TO INTEREST-BEARING
 LIABILITIES                                                 107.53%                                107.97%
                                                             ======                                 ======

(a) Yield information does not give effect to changes in fair value that are reflected as a component of stockholders' equity.

                              SECURITY FIRST CORP.
                             AVERAGE BALANCE SHEETS


The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the nine month periods ended December 31, 1996 and 1995. Average balance calculations were based on daily and monthly balances.
(Dollars in thousands)


                                                           Nine months ended December 31,
                                       /------------------1996------------\                 /------------1995------------\
                                       ------------------------------------------      -------------------------------------------

                                          Average                        Yield/          Average                        Yield/
                                          Balance         Interest        Cost           Balance       Interest          Cost
                                        -----------------------------------------      -------------------------------------------
Interest-earning assets:
    Loans                                $514,812          $34,035        8.81%         $449,051         $30,130          8.95%
    Mortgage-backed
      securities (a)                        2,862              174        8.11%            3,842             234          8.12%
    Investment securities (a)              36,675            1,752        6.37%           39,723           1,896          6.36%
    Short-term investments                  8,564              342        5.32%            8,806             363          5.50%
                                         ---------         --------                     ---------        --------

    Total interest-
      earning assets                      562,913           36,303        8.60%          501,422          32,623          8.67%
                                                           --------                                      --------
Noninterest-earning
  assets                                   23,920                                         20,983
                                         ---------                                      ---------

    Total assets                         $586,833                                       $522,405
                                         =========                                      =========


Interest-bearing liabilities:
    Passbook accounts                     $59,136           $1,202        2.71%          $60,503          $1,200          2.64%
    Money market/NOW accounts              82,677            1,114        1.80%           79,113           1,173          1.98%
    Certificates of deposit               278,053           11,884        5.70%          260,069          11,552          5.92%
                                         ---------         --------                     ---------        --------
    Total deposits                        419,866           14,200        4.51%          399,685          13,925          4.65%

    Short-term FHLB advances               74,705            3,266        5.83%           33,967           1,576          6.19%
    Long-term FHLB advances                19,552              860        5.86%           22,066             991          5.99%
                                         ---------         --------                     ---------        --------
    Total advances                         94,257            4,126        5.84%           56,033           2,567          6.11%

    Convertible subordinated
      debentures                            8,767              442        6.72%            8,794             443          6.72%
                                         ---------         --------                     ---------        --------

    Total interest-
      bearing liabilities                 522,890           18,768        4.79%          464,512          16,936          4.86%
                                                           --------                                      --------
Noninterest-bearing
  liabilities                               8,017                                          5,817
                                         ---------                                      ---------

    Total liabilities                     530,907                                        470,329
Shareholders' equity                       55,926                                         52,076
                                         ---------                                      ---------

    Total liabilities and
      shareholders' equity               $586,833                                       $522,405
                                         =========                                      =========

NET INTEREST INCOME/
  INTEREST RATE SPREAD                                     $17,535        3.81%                          $15,687          3.81%
                                                           ========       =====                          ========        ======


NET INTEREST-EARNING
  ASSETS/NET YIELD ON
  INTEREST-EARNING ASSETS                 $40,023                         4.15%          $36,910                          4.17%
                                         =========                        =====         =========                        ======

RATIO OF INTEREST-EARNING
  ASSETS TO INTEREST-BEARING
  LIABILITIES                                                           107.65%                                          107.95%
                                                                        =======                                          =======

 (a) Yield information does not give effect to changes in fair value that are reflected as a component of stockholders' equity.

                              SECURITY FIRST CORP.

                              RATE/VOLUME ANALYSIS


The changes in net interest income for the three months ended December 31, 1996, as compared to the same period in the prior year, are analyzed in the following table. The table shows the changes by major component, distinguishing between changes related to volume as opposed to changes in interest rates and the net effect of both. Changes not solely attributable to volume or rate changes have been allocated in proportion to the changes due to volume and rate.
(Dollars in thousands)



                                                           For the Three Months Ended December 31,
                                        --------------------------------------------------------------------------------

                                                                       1996 vs. 1995
                                        --------------------------------------------------------------------------------

                                                  Increase
                                                 (Decrease)                          Total
                                                   Due to                           Increase
                                        Volume                Rate                (Decrease)
                                    --------------      ----------------         -------------


INTEREST-EARNING ASSETS:
    Loans                               $1,662              ($181)                    $1,481
    Mortgage-backed securities             (18)                 1                        (17)
    Investment securities                  (14)               (13)                       (27)
    Short-term investments                 (14)                (5)                       (19)
                                        -------             ------                    -------

    Total interest-earning
       assets                           $1,616              ($198)                    $1,418
                                        =======             ======                    =======



INTEREST-BEARING LIABILITIES:
    Passbook accounts                      (11)                 5                         (6)
    Money market/NOW accounts               13                (37)                       (24)
    Certificates of deposit                399               (126)                       273
                                        -------             ------                    -------
    Total deposits                         401               (158)                       243

    Short-term FHLB advances               404                (10)                       394
    Long-term FHLB advances                209                  4                        213
                                        -------             ------                    -------
    Total advances                         613                 (6)                       607

    Convertible subordinated
       debentures                            0                 (1)                        (1)
                                        -------             ------                    -------

    Total interest-bearing
       liabilities                      $1,014              ($165)                      $849
                                        =======             ======                    =======



CHANGE IN NET INTEREST INCOME                                                           $569
                                                                                      =======



*
                              SECURITY FIRST CORP.


                              RATE/VOLUME ANALYSIS

The changes in net interest income for the nine months ended December 31, 1996, as compared to the same period in the prior year, are analyzed in the following table. The table shows the changes by major component, distinguishing between changes related to volume as opposed to changes in interest rates and the net effect of both. Changes not solely attributable to volume or rate changes have been allocated in proportion to the changes due to volume and rate.
(Dollars in thousands)



                                                            For the Nine Months Ended December 31,
                                                   --------------------------------------------------------------------------------

                                                                                    1996 vs. 1995
                                                   --------------------------------------------------------------------------------

                                                                   Increase
                                                                  (Decrease)                             Total
                                                                    Due to                              Increase
                                                        Volume                 Rate                    (Decrease)
                                                   -----------------    -----------------            -------------


INTEREST-EARNING ASSETS:
    Loans                                              $4,340                  ($435)                    $3,905
    Mortgage-backed securities                            (60)                     0                        (60)
    Investment securities                                (146)                     2                       (144)
    Short-term investments                                (10)                   (11)                       (21)
                                                       -------                 ------                    -------

    Total interest-earning
       assets                                          $4,124                  ($444)                    $3,680
                                                       =======                 ======                    =======



INTEREST-BEARING LIABILITIES:
    Passbook accounts                                     (20)                    22                          2
    Money market/NOW accounts                              58                   (117)                       (59)
    Certificates of deposit                               732                   (400)                       332
                                                       -------                 ------                    -------
    Total deposits                                        770                   (495)                       274

    Short-term FHLB advances                            1,775                    (85)                     1,690
    Long-term FHLB advances                              (111)                   (20)                      (131)
                                                       -------                 ------                    -------
    Total advances                                      1,664                   (105)                     1,559

    Convertible subordinated
       debentures                                          (1)                     0                         (1)
                                                       -------                 ------                    -------

    Total interest-bearing
       liabilities                                     $2,433                  ($600)                    $1,832
                                                       =======                 ======                    =======



CHANGE IN NET INTEREST INCOME                                                                            $1,848
                                                                                                         =======

RESULTS OF OPERATIONS

NET INCOME

      Security First's net income was $2,040,000 for the third quarter ended December 31, 1996, a 21% increase over the $1,692,000 earned in the comparable quarter last year. Net income of $4,260,000 for the nine months ended December 31, 1996 was impacted by the one-time charge for the Savings Association Insurance Fund ("SAIF") special assessment totalling $2,567,000 or $1,694,000 after tax. Without the special assessment, current earnings would have been $5,954,000, for a 20% increase over the $4,949,000 net income for the nine months ended December 31, 1995.

NET INTEREST INCOME

      Net interest income totalled $5.9 million and $17.5 million for the three and nine months ended December 31, 1996, respectively, compared to $5.3 million and $ 15.7 million for the comparable periods last year, as a result of greater loan volume in the current year. The Company's interest rate spread (which represents the difference between the rate earned on assets and the rate paid on liabilities) was 3.67% for the current quarter and 3.81% for the nine months ended December 31, 1996, compared with 3.78% and 3.81%, respectively, for the same periods in the prior year. The Company's interest rate spread for the current quarter decreased based on lower overall yield on interest-earning assets.

      Total interest income increased $1.4 million for the current quarter and $3.7 million for the current nine months over the prior year's same period. These increases were almost exclusively related to increased volume in the loan portfolio. Loan originations increased $87 million, or 61%, during the current nine months compared with the prior year due to an increase of $42.3 million in originations of construction and acquisition/development loans, an $26.2 million increase in commercial real estate loans and an $18.3 million increase in permanent one-to-four family mortgage loans. Average loans outstanding were 16% (or $76 million) higher in the current quarter and 15% (or $66 million) higher for the current nine months compared to the prior year period. The weighted average rate on loans was 8.75% for the current quarter and 8.81% for the nine months ended December 31, 1996 compared to 8.91% and 8.95%, respectively, for the same periods last year.

      In addition, rates on short-term and other investments were slightly lower in the current quarter compared to last year. As a result of slightly lower average loan rates and short-term and other investment average rates, the overall average rate on interest-earning assets was 8.55% for the quarter and 8.60% for the current nine months ended December 31, 1996 compared with 8.67% for both periods in fiscal 1996.

      The decrease in interest income on mortgage-backed securities during the current periods was due to the decline in the average balance outstanding resulting from principal repayments and prepayments received on the underlying mortgages.

      During the three months and nine months ended December 31, 1996, interest income on investment securities and short-term investments, which included interest-earning deposits and Federal funds sold, decreased to $696,000 and $2,094,000 in the current quarter and nine months,respectively, from $742,000 and $2,259,000 in the prior year periods, principally due to a decrease in average investments outstanding as a result of the redeployment of cash into loan fundings. The average rates on investment securities was 6.38% for the quarter and 6.37% for the nine months ended December, 1996 compare to 6.52% and 6.36%, respectively, for the same periods in the prior year. Additionally, rates on short-term investments averaged 5.32% in the current quarter and nine months compared with 5.53% and 5.50% for the comparable periods last year.

      Total interest expense increased approximately $849,000 in the current quarter and $1,832,000 in the current nine months over the same periods last year, the majority of which related to greater volume of time deposits and FHLB advances required to fund loan activity. Interest expense on deposits was higher compared to the prior year due to approximately $29 million higher average balances outstanding somewhat offset by lower rates paid on certificates of deposit. Interest expense related to FHLB advances increased $607,000 and $1,559,000 for current periods, respectively, principally related to the greater average balance outstanding.

      Interest expense on the Company's convertible subordinated debentures was comparable to the prior year. The debentures, which have a coupon interest rate of 6.25%, have a final maturity of May 1, 2008. The effective cost of these funds is increased by the amortization of related deferred issuance costs.

OTHER INCOME
      Other income for the current quarter of $459,000 was 6% higher compared to $431,000 for the same period last year, whereas other income for the current nine months period was $1,333,000 or 3% higher compared to $1,296,000 for the nine month period last year. The increase in other income for the current quarter was attributable to the recognition of profits from joint ventures in SF Development Corporation. A non-recurring component of this income for the current nine month period was related to the gain on sale of loans and the favorable effect of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights," which requires lenders who sell originated loans and retain the servicing rights to recognize as a separate asset the rights to service mortgage loans for others. The sale of lower yielding fixed rate loans was part of an asset/liability restructuring of the balance sheet.

OTHER EXPENSES

      Other operating expenses for the current quarter and nine months ended December 31, 1996 were $ 61,000 and $ 2,828,000 higher, respectively, than the prior year. Operating expenses were affected by annual increases in compensation, expenses related to the opening of a new branch office, and increased data processing fees and franchise taxes. The major cause for the increase in other expenses for the nine months was related to the special SAIF insurance assessment of $2.6 million recorded on September 30, 1996. This one-time assessment required from all SAIF insured institutions was for the recapitalization of the SAIF insurance fund.

FEDERAL INCOME TAX

      The Company's provision for Federal income taxes was $1,089,000 and $2,315,000 for the three and nine months ended December 31, 1996, respectively, as compared with $901,000 and $2,581,000 for the comparable periods last year, consistent with the changes in pre-tax income.

SELECTED OPERATING RATIOS


                             Three months ended  Nine months ended
                                 December 31,      December 31,
                             -------------------------------------
                                 1996       1995     1996    1995
Return on average assets
 (annualized)                    1.33%      1.26%    0.97%   1.26%
   w/o SAIF assessment                               1.35%   1.26%

Return on average equity
 (annualized)                   14.39%     12.66%   10.16%  12.67%
  w/o SAIF assessment                               14.19%  12.67%

Yield on average interest-
  earning assets                 8.55%      8.67%    8.60%   8.67%

Cost of average interest-bearing
  liabilities                    4.88%      4.89%    4.79%   4.86%

Interest rate spread during
   period                        3.67%      3.78%    3.81%   3.81%

Net yield on interest-earning
   assets                        4.01%      4.14%    4.15%   4.17%


Efficiency ratio (a)             48.9%      53.1%    49.8%   53.7%


(a) Calculated as other operating expenses (excluding amortization of goodwill, terminated merger costs and one time SAIF assessment) divided by the sum of net interest income and other income, not including non-recurring items and securities gains and losses.

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

          Item  6 - EXHIBITS AND REPORTS ON FORM 8-K

          a.  Part 1.  Exhibits

              Exhibit
               Number                 Description
             --------    -----------------------------------
                11       Statement regarding computation
                            of per share earnings

                27       Financial Data Schedule - EDGAR only


           There were no reports on Form 8-K filed during the Registrant's third quarter ended December 31, 1996.

                              SECURITY FIRST CORP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SECURITY FIRST CORP.


Date:  February 6, 1997     /s/ Charles F. Valentine
                            ------------------------------------
                            Charles F. Valentine, Chairman of
                            the Board and Chief Executive Officer

Dated: February 6, 1997     /s/ Austin J. Mulhern
                            ------------------------------------
                            Austin J. Mulhern, President and
                            Chief Operating Officer

Dated: February 6, 1997     /s/ Mary H. Crotty
                            ------------------------------------
                            Mary H. Crotty, Vice President,
                            Treasurer, and Chief Financial Officer