Form 10-K405
period 1997-03-31
SECURITY FIRST CORP
filed 1997-06-27
CIK 895094

-------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------
                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the fiscal year ended March 31, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from to                  to
                                       -----------------   ----------------
  Commission File Number 0-21212.

                              SECURITY FIRST CORP.

--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

    Delaware                                                     34-1724675
--------------------------------------------------------------------------------
State or Other Jurisdiction of                                (I.R.S. Employee
Incorporation or Organization)                           Identification Number)

1413 Golden Gate Boulevard
Mayfield Heights, Ohio                                         44124
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      Zip Code

Registrant's telephone number, including area code: (216) 449-3700

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $ .01 per share
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [ X ] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of June 13, 1997, there were issued and outstanding 5,048,793 shares of the Registrant's Common Stock.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of June 13, 1997, was $85.0 million. (The exclusion from such amounts of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

         PART II and III of Form 10-K - Proxy Statement for the 1997 Annual Meeting of Shareholders.

--------------------------------------------------------------------------------

                                     PART I
                                     ------
ITEM 1.   BUSINESS
------------------

GENERAL
-------

         Security First Corp. ("Security First") is a Delaware corporation (organized in 1992), the principal assets of which are Security Federal Savings and Loan Association of Cleveland ("Security Federal") and First Federal Savings Bank of Kent ("First Federal" and together with Security Federal, the "Associations"). On April 10, 1996, Security First acquired First Kent Financial Corporation ("First Kent"), the holding company for First Federal. The acquisition was accounted for as a pooling of interests and, accordingly, the financial statements for the Company for all periods presented prior to the acquisition have been restated to include the results of First Kent. See "- Lending Activities." Security First is also the parent company of SF Development Co. See "Subsidiary Activities." Unless the context otherwise requires, Security First, the Associations, SF Development Co. and their subsidiaries are hereinafter collectively referred to as the "Company". See "Management's Discussion and Analysis of Financial Condition and Results of Operations General" set forth in the Proxy Statement attached to this Form 10-K as Exhibit 99 ("Proxy Statement").

          The Company's primary business, through the Associations, consists of attracting deposits from the general public and originating real estate loans and other types of investments. Security Federal conducts its operations through its main office located in Mayfield Heights, Ohio and 11 other full-service branch offices located in Medina, Chardon, Cleveland, Painesville, Geneva, Madison, Parma Heights, Broadview Heights, Strongsville and Willoughby, Ohio. First Federal conducts its operations through its main office located in Kent, Ohio and its full service branch office located in Ravenna, Ohio. At March 31, 1997, the Company had $634.8 million of assets, deposits of $445.2 million and shareholders' equity of $59.4 million.

         Like all thrift institutions, the Associations' (and therefore the Company's) operations are materially affected by general economic conditions, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities, including the Office of Thrift Supervision (the"OTS") and the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Its results of operations are largely dependent upon its net interest income, which is the difference between (i) the interest it receives on its loan portfolio and its investment securities portfolio and (ii) the interest it pays on its deposit accounts and borrowings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Proxy Statement.

         The Company's main office is located at 1413 Golden Gate Boulevard, Mayfield Heights, Ohio 44124. The Company's telephone number at this address is
(216) 449-3700.

FORWARD-LOOKING STATEMENTS
--------------------------

         When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

LENDING ACTIVITIES
------------------

         GENERAL. In order to diversify its loan portfolio, to manage the interest rate sensitivity of the loan portfolio to changes in the Company's cost of funds and to increase interest income, the Company emphasizes permanent and construction loans secured by one- to four-family residential property, multi-family and commercial real estate, permanent loans secured by consumer products and commercial business loans. Substantially all of the Company's loans are originated within their Northeastern Ohio market area.

         Residential loan originations come primarily from referrals from real estate brokers, builders and walk-in customers. Commercial real estate loan originations are obtained through direct solicitation of developers and continued business from customers. All completed loan applications are reviewed by salaried loan officers. The quality of loans is analyzed based on historical experience and on the Company's guidelines with respect to credit underwriting as well as the guidelines issued by the Federal Home Loan Mortgage Corporation (the "FHLMC"), the Federal National Mortgage Association (the "FNMA") and other purchasers of loans, depending on the type of loan involved. Most one- to four-family residential properties, multi-family and commercial real estate are appraised by independent fee appraisers.

         The Company generally charges origination fees from 1% to 2% of the loan amount, depending on the type of loan. The interest rate charged is normally the prevailing market rate at the time the loan commitment is made.

         Loan commitments are approved at different levels, depending on the size and type of the loan being sought. Loans exceeding the Committee's approval authority are referred to the Board of Directors. Regardless of the individual loan approval authority, the Board of Directors generally reviews all mortgage loans.

         LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's total loan portfolio in dollars and percentages as of the dates indicated. As of March 31, 1997, there were no concentrations of loans in any types of industry which exceeded 10% of the Company's total loans that are not included as a loan category in the table below.

                                                                                        March 31,
                                         ---------------------------------------------------------------
                                                1997                  1996                1995
                                         ---------------------------------------------------------------
                                          Amount    Percent    Amount    Percent    Amount    Percent
                                         --------   --------  --------   --------  --------   --------
                                                                                (Dollars in Thousands)
Real estate loans:
-----------------
  Permanent:
    One- to four-family ..............   $235,959      37.60% $225,573      43.34% $213,894      46.20%
    Multi-family .....................     53,628       8.55    38,057       7.31    33,992       7.34
    Commercial .......................    115,882      18.47    94,880      18.23    79,304      17.13

  Construction:
    One- to four-family ..............     80,498      12.83    56,754      10.91    53,571      11.57
    Multi-family .....................      1,051        .17     5,002       0.96     3,838       0.83
    Commercial .......................     23,881       3.80     3,101       0.60     2,354       0.51
  Residential development land .......     50,432       8.03    43,387       8.34    33,708       7.28
  Lines of credit - secured by one- to
    four-family residences ...........     17,756       2.82    15,667       3.01    14,701       3.17
                                         --------   --------  --------   --------  --------   --------
      Total real estate loans ........    579,087      92.27   482,421      92.70   435,362      94.03
                                         --------   --------  --------   --------  --------   --------

Other loans:
------------
  Commercial business ................      6,165        .98     2,571       0.49     2,002       0.43
  Consumer:
    Loans on deposits ................      2,191        .35     1,529       0.29     1,463       0.31
    Home improvement and other secured     38,338       6.11    31,524       6.06    21,803       4.71
    Other ............................      1,792        .29     2,369       0.46     2,377       0.52
                                         --------   --------  --------   --------  --------   --------
      Total other loans ..............     48,486       7.73    37,993       7.30    27,645       5.97
                                         --------   --------  --------   --------  --------   --------
      Total loans ....................    627,573     100.00%  520,414     100.00%  463,007     100.00%
                                                      ======               ======               ======

Less:
----
  Undisbursed portion of loans in
    process...........................    (50,332)             (36,251)             (23,905)
  Allowance for loan losses...........     (4,968)              (4,572)              (4,283)
  Deferred loan fees and discounts....     (4,298)              (3,960)              (3,913)
                                          -------              -------              -------
  Loans - net.........................   $567,975             $475,631             $430,906
                                        =========             ========             ========





                                                       March 31,
                                       ----------------------------------------
                                              1994                 1993
                                       ----------------------------------------
                                        Amount    Percent   Amount     Percent
                                       --------   --------  --------   --------
                                              (Dollars in Thousands)
Real estate loans:
-----------------
  Permanent:
    One- to four-family .............. $203,046      46.98% $197,469      46.85%
    Multi-family .....................   32,198       7.45    29,028       6.89
    Commercial .......................   73,095      16.91    70,718      16.78

  Construction:
    One- to four-family ..............   48,834      11.30    49,533      11.75
    Multi-family .....................    2,939       0.68     6,388       1.51
    Commercial .......................    3,233       0.75     4,729       1.12
  Residential development land .......   32,869       7.61    30,040       7.13
  Lines of credit - secured by one- to
    four-family residences ...........   16,345       3.78    15,553       3.69
                                       --------   --------  --------   --------
      Total real estate loans ........  412,559      95.46   403,458      95.72
                                       --------   --------  --------   --------

Other loans:
------------
  Commercial business ................    2,318       0.54     2,005       0.48
  Consumer:
    Loans on deposits ................    1,638       0.38     1,871       0.44
    Home improvement and other secured   13,657       3.16    12,362       2.93
    Other ............................    2,001       0.46     1,805       0.43
                                       --------   --------  --------   --------
      Total other loans ..............   19,614       4.54    18,043       4.28
                                       --------   --------  --------   --------
      Total loans ....................  432,173     100.00%  421,501     100.00%
                                                    ======               ======

Less:
----
  Undisbursed portion of loans in
    process...........................  (27,005)             (27,937)
  Allowance for loan losses...........   (3,973)              (3,649)
  Deferred loan fees and discounts....   (3,772)              (3,424)
                                        -------              -------
  Loans - net......................... $397,423             $386,491
                                       ========             ========

     The following table shows the composition of the Company's fixed and adjustable rate loan portfolio at the dates indicated. Included in adjustable rate one- to four-family construction loans are fixed rate, prime-based, construction loans with original maturities of one year or less. The gross balances (before loans in process) on such loans at March 31, 1997, 1996, 1995, 1994 and 1993 were $20.4 million, $24.4 million, $23.3 million, $27.7 million and $30.9 million, respectively.

                                                                                                  March 31,
                                        ------------------------------------------------------------------------
                                                  1997                   1996                       1995
                                        ------------------------------------------------------------------------
                                          Amount      Percent     Amount      Percent        Amount      Percent
                                        --------      -------    --------        -----     --------      -------
                                                                                          (Dollars In Thousands)
Adjustable rate loans:
---------------------
  Real estate mortgage loans:
    Permanent:
      One- to four-family ..........    $181,245       28.88%    $154,755        29.74%    $132,636       28.65%
      Multi-family .................      43,096        6.87       29,728         5.71        30191        6.52
      Commercial ...................     104,110       16.59       85,173        16.37       73,175        15.8
    Construction:
      One- to four-family ..........      72,352       11.53       56,084        10.78       53,114       11.47
      Multi-family .................       1,051         .17        5,002         0.96        3,838        0.83
      Commercial ...................      23,881        3.81        3,101         0.59        2,354        0.51
    Residential development land ...      49,264        7.84       43,346         8.33       33,662        7.27
    Line of credit - secured by one-
     to-four family residence ......      17,441        2.78       15,667         3.01       14,701        3.18
    Commercial business loans ......       1,909         .30        1,408         0.27          720        0.15
    Consumer loans .................       9,056        1.44        7,587         1.46        6,538        1.41
                                        --------    --------     --------     --------     --------    --------
      Total adjustable rate loans ..     503,405       80.21      401,851        77.22      350,929       75.79
Fixed rate loans:
----------------
  Real estate mortgage loans:
    Permanent:
      One- to four-family ..........      54,714        8.72       70,818        13.61       81,258       17.55
      Multi-family .................      10,532        1.68        8,329         1.60        3,801        0.82
      Commercial ...................      11,772        1.87        9,707         1.86        6,129        1.32
    Construction:
      One- to four-family ..........       8,146        1.30          670         0.13          457        0.10
      Land .........................       1,168         .19           41         0.01           46        0.01
 Line of Credit - secured by one-
 to-four family residence ..........         315         .05         --           --           --          --
 Commercial business loans .........       4,256         .68        1,163         0.22        1,282        0.28
 Consumer loans ....................      33,265        5.30       27,835         5.35       19,105        4.13
                                        --------    --------     --------     --------     --------    --------
     Total fixed rate loans ........     124,168       19.79      118,563        22.78      112,078       24.21
                                        --------    --------     --------     --------     --------    --------
     Total loans ...................     627,573      100.00%     520,414       100.00%     463,007      100.00%
                                                    ========                  ========                 ========
Less other items:
----------------
  Undisbursed portion of loans in
    process.........................     (50,332)                 (36,251)                  (23,905)
  Allowance for loan losses.........      (4,968)                  (4,572)                   (4,283)
  Deferred loan fees and discounts..      (4,298)                  (3,960)                   (3,913)
                                         -------                ----------                 ----------
    Loans - net.....................    $567,975                  $475,631                 $430,906
                                        ========                  ========                 ========
                                                            March 31,
                                       -------------------------------------------------
                                                   1994                    1993
                                       -------------------------------------------------
                                          Amount       Percent     Amount       Percent
                                         --------      -------    --------      -------
                                                            (Dollars in Thousands)
Adjustable rate loans:
---------------------
  Real estate mortgage loans:
    Permanent:
      One- to four-family ..........     $124,150       28.73%    $121,051       28.71%
      Multi-family .................       28,069        6.49       24,083        5.71
      Commercial ...................       68,531       15.86       64,094       15.21
    Construction:
      One- to four-family ..........       48,342       11.19       49,533       11.75
      Multi-family .................        2,939        0.68        6,388        1.52
      Commercial ...................        3,233        0.75        4,729        1.12
    Residential development land ...       32,751        7.58       29,676        7.04
    Line of credit - secured by one-
     to-four family residence ......       16,345        3.78       15,553        3.69
    Commercial business loans ......        1,029        0.24          241        0.06
    Consumer loans .................        5,419        1.25        5,479        1.30
                                         --------    --------     --------    --------
      Total adjustable rate loans ..      330,808       76.55      320,827       76.12
Fixed rate loans:
----------------
  Real estate mortgage loans:
    Permanent:
      One- to four-family ..........       78,896       18.26       76,418       18.13
      Multi-family .................        4,129        0.95        4,945        1.17
      Commercial ...................        4,564        1.05        6,624        1.57
    Construction:
      One- to four-family ..........          492        0.11         --          --
      Land .........................          118        0.03          364        0.09
 Line of Credit - secured by one-
 to-four family residence ..........         --          --           --          --
 Commercial business loans .........        1,289        0.30        1,764        0.42
 Consumer loans ....................       11,877        2.75       10,559        2.50
                                         --------    --------     --------    --------
     Total fixed rate loans ........      101,365       23.45      100,674       23.88
                                         --------    --------     --------    --------
     Total loans ...................      432,173      100.00%     421,501      100.00%
                                                     ========                 ========
Less other items:
----------------
  Undisbursed portion of loans in
    process.........................      (27,005)                 (27,937)
  Allowance for loan losses.........       (3,973)                  (3,649)
  Deferred loan fees and discounts..       (3,772)                  (3,424)
                                         --------                 --------
    Loans - net.....................     $397,423                 $386,491
                                         ========                 ========

     LOAN CONTRACTUAL MATURITIES. The following table sets forth the estimated contractual amortization of the Company's gross loan portfolio, assuming no prepayments as of March 31, 1997. Loans which have adjustable rates or a prime based rate are shown as maturing in the period during which the contract is due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.



                                                     Real Estate
                                  ---------------------------------------------------
                                                                                          Construction and
                                      Residential(1)               Commercial                  Land(2)
                                  -----------------------     -----------------------   ------------------------
                                                   Weighted                   Weighted                   Weighted
                                                    Average                   Average                    Average
                                    Amount           Rate       Amount         Rate       Amount          Rate
                                   ----------       ------    ----------    ---------   -----------     --------
                                                                       (Dollars in Thousands)
For Year Ended
  March 31,
--------------
1998(3)........................    $   17,031        8.83%    $   11,704        9.07%    $ 109,577        9.17%
1999 to 2002...................        49,609        8.24         28,194        8.73        44,109        9.63
2003 and following.............       240,703        7.60         75,984        8.56         2,176        8.58
                                  -----------        ----     ----------        ----     ---------        ----
     Total Loans...............    $  307,343        7.77%    $  115,882        8.65%    $ 155,862        9.29%
                                   ==========       =====     ==========        ====     =========        ====
Less:
  Loans in process.............
  Deferred fees and
    discounts..................
  Allowance for losses.........

Total loans net................



                                    Business and Consumer
                                             Loans                    Total
                                     ----------------------   ------------------------
                                                    Weighted                  Weighted
                                                     Average                   Average
                                      Amount        Rate        Amount          Rate
                                     ---------      --------  ----------      --------

For Year Ended
  March 31,
--------------
1998(3)........................     $    9,357         9.22%   $ 147,669         9.13%
1999 to 2002...................         18,471         8.95      140,383         8.87
2003 and following.............         20,658         8.48      339,521         7.87
                                    ----------         ----    ---------         ----
     Total Loans...............     $   48,486         8.80%   $ 627,573         8.39%
                                    ==========         ====    ---------         ====

Less:
  Loans in process.............                                  (50,332)
  Deferred fees and
    discounts..................                                   (4,298)
  Allowance for losses.........                                   (4,968)
                                                              ----------
Total loans net................                               $  567,975
                                                              ==========

---------------------------
(1) Includes one- to four-family, multi-family, and lines of credit secured by one- to four-family residences.
(2)  Includes one- to four-family, multi-family, and commercial construction.
(3)  Includes demand loans, and loans having no stated maturity.

      The gross amount of loans due after March 31, 1998 which have fixed interest rates is $111.8 million, while the gross amount of loans due after such date which have floating or adjustable interest rates is $368.1 million.

     ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE LENDING. The Company's primary lending program is the origination of loans secured by one- to four-family residences, substantially all of which are located in Northeast Ohio. Although federal law permits the Company to make loans in amounts of up to 100% of the appraised value of the underlying real estate, the Company generally makes one- to four-family residential property loans up to 90% of the appraised value thereof. Loans which are made in amounts which exceed 80% of the appraised value of the underlying real estate generally require private mortgage guarantee insurance on the excess.

     In order to reduce its exposure to changes in interest rates, the Company originates fixed-rate one- to four-family residential mortgage loans with terms no greater than 20 years. Substantially all loans originated are held for investment, however, the Company currently underwrites and documents its 20-year fixed rate loans to permit sale in the secondary market. See "-- Loan Originations, Purchases and Sales." At March 31, 1997, $54.7 million, or 23% of the Company's one- to four-family permanent residential mortgage loan portfolio consisted of fixed-rate one- to four-family loans, the majority of which were 15-year loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" set forth in the Proxy Statement.

     The majority of the Company's current one- to four-family residential adjustable rate mortgages ("ARMs") have interest rates that adjust every one, three, or five years in accordance with the quarterly average cost of funds for OTS-regulated, SAIF-insured institutions. The Company's ARMs generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made, of up to 6% over the original interest rate. To compete with other lenders in its market area, the Company originates ARMs at interest rates which, for the first year, are below the fully indexed rate which would have been applied to these loans. Borrowers are qualified, however, at the fully indexed rates. At March 31, 1997, ARM loans totaled $181.2 million, or 77%, of the Company's one- to four-family residential mortgage loan portfolio.

     Most one- to four-family real estate mortgage loans originated by the Company contain a "due-on-sale" clause providing that the Company may declare the unpaid principal balance due and payable upon the sale of the mortgaged property. It is the Company's policy to enforce these due-on-sale clauses concerning fixed-rate loans and to permit assumptions of ARMs, for a fee, to qualified borrowers.

     In underwriting one- to four-family residential real estate loans, the Company evaluates the borrower's ability to make monthly payments, credit history and the value of the property securing the loan. The Company requires, in connection with the origination of residential real estate loans, title insurance and fire and casualty insurance coverage, as well as flood insurance where appropriate, to protect the Company's interest. The cost of this insurance coverage is paid by the borrower.

     The Company also originates lines of credit loans. Lines of credit loans are home equity loans which are typically secured by a second mortgage lien on the borrower's principal residence. Substantially all of such loans have adjustable interest rates. The underwriting standards and risks associated with home equity lines of credit are similar to those of one- to four-family lending.

     MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The Company's loan portfolio includes a significant percentage of permanent real estate loans secured by multi-family and commercial real estate. At March 31, 1997, the outstanding permanent loan balances secured by multi-family and commercial real estate were $53.6 million and $115.9 million, respectively, totaling 8.55% and 18.47% of the entire gross loan portfolio, respectively.

     Substantially all of the Company's multi-family real estate loans are secured by first liens on apartments and condominiums located in Northeast Ohio. The Company's commercial real estate loans are secured by first liens mainly on office and industrial buildings, warehouses, and retail shopping centers located in Northeast Ohio. As a general rule, the Company does not originate loans on recreational, time share, or special purpose properties.

     At March 31, 1997, approximately $147.2 million, or 87% of the Company's multi-family and commercial real estate loans had adjustable interest rates and all had terms not exceeding 25 years. Interest rates adjust over one, three or five year periods (with most loans adjusting every three or five years) based on the quarterly average cost of funds for OTS-regulated, SAIF-insured institutions.

     In its underwriting of multi-family and commercial real estate loans, loan-to-value ratios on such properties are generally 65% to 75% of the lesser of the appraised value of the security property or the contract price. The Company's underwriting criteria on these loans require an examination of debt service coverage ratios, the borrower's creditworthiness and prior credit history and reputation, and the Company generally requires the personal guarantees of borrowers. The Company also carefully considers the location of the security property. In addition, appraisals by a member of the Appraisal Institute ("MAI") designated appraisers (the highest designation for real estate appraisers) are required on all loans exceeding $1 Million.

     Multi-family and commercial real estate lending is generally considered to involve a higher level of risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate development. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. The Company's risk of loss is that the borrowers may experience cash flow from such properties which is inadequate to service the loan payments. The Company attempts to mitigate the risks associated with this type of lending through its underwriting policies and by careful monitoring of the properties, substantially all of which are located in its market area.

     The Company's multi-family and commercial real estate loans typically have individual loan balances less than $1.0 million. At March 31, 1997, the Company had 14 multi-family and 31 commercial real estate loans with individual balances greater than $1.0 million, the largest being

$2.7 million and $4.3 million, respectively. All of the multi-family loans are permanent loans secured by apartment buildings with an average loan balance of $1.5 million. The 31 commercial real estate loans individually exceeding $1.0 million have an average balance of $1.8 million and are secured by seven retail shopping centers, seven industrial type properties, nine office buildings, five golf courses, one by a restaurant party center, and one by a hotel, and one by light manufacturing.

     The Company intends to continue to originate loans secured by multi-family and commercial real estate in the Northeast Ohio area because the adjustable interest rates on these loans allow the Company to better meet its asset/liability management goals and provide an attractive yield. Federal law limits the Company's permissible level of investment in loans secured by non-residential real property (i.e., commercial real estate lending, other than certain multi-family residences) to four times its total capital. This maximum limitation, which at March 31, 1997 was $233.9 million, is not expected to materially affect the Company's operations. The Company has not experienced significant losses in connection with its multi-family or commercial real estate portfolio. See "Allowance for Losses on Loans and Real Estate."

     CONSTRUCTION AND RESIDENTIAL DEVELOPMENT LAND LENDING. The Company provides construction financing, including construction lines of credit, and loans for the acquisition and development of land for residential properties. Most of the Company's construction loans finance the building of single-family residences ($80.5 million at March 31, 1997), although at March 31, 1997, there was also approximately $24.9 million in construction loans for multi-family and commercial properties. These loans generally have adjustable interest rates and terms of two years or less and are primarily with builders and developers with whom the Company has long-standing relationships.

     The construction loan agreements generally provide that principal payments are required as individual condominium units or single family houses are built and sold to third parties in order that the relationship between the remaining loan balance and the amount of the remaining security remains approximately constant over the life of the loan. Loan proceeds are disbursed in increments as construction progresses. Site inspection by an independent building professional is required before each significant disbursement on a construction loan.

     The Company's policy generally is to limit the loan-to-value ratio of its construction loans to a maximum of 80% of the combined appraised value of the land and the building at the time of initial appraisal, with the loan amount not to exceed in any event the cost of the project. Construction loans are typically made with a takeout obligation (i.e., a commitment to provide permanent financing) by a third party.

     The Company's risk of loss on construction, rehabilitation or development loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project. If the cost estimate proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the project. See "Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults."

     Residential development land loans, which include acquisition and development of land as well as vacant land and developed lots, are made to various builders and developers with whom the Company has had long-standing relationships. All of such loans are secured by land zoned for residential developments and are located within the Company's market area of Northeast Ohio. Disbursements related to acquisition and development land loans are typically based on the construction cost estimate of an independent architect or engineer who inspects the project in connection with significant disbursement requests; in addition, all disbursements on such projects are approved by the city or county engineer who also makes periodic inspections.

     Land lending generally affords the Company an opportunity to receive interest at rates higher than those obtainable from residential lending. In addition, land loans are limited to a maximum 75% loan-to-value and are made with adjustable rates of interest and for relatively short terms. Nevertheless, land lending is generally considered to involve a higher level of credit risk similar to those discussed above under "Multi-family and Commercial Real Estate Lending."

     CONSUMER LENDING. The Company makes consumer loans for personal, family or household purposes, which includes the financing of home improvements, debt consolidations, automobiles, boats and other recreational type vehicles. The Company originates substantially all of its consumer loans in Northeast Ohio. The majority of consumer loans outstanding at March 31, 1997 were fixed rate loans with maturities of six months to ten years.

     The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security in relation to the proposed loan amount.

     Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans (such as the Company), and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral.

      Consumer loan delinquencies often increase over time as the loans age. Accordingly, although the level of delinquencies in the Company's consumer loan portfolio has generally been low, there can be no assurance that delinquencies will not increase in the future. See "-- Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults."

     COMMERCIAL BUSINESS LENDING. The Company engages in commercial business lending activities including loans to finance leases and accounts receivable, inventory and equipment as well as business lines of credit. All of the Company's commercial business loans have been to borrowers in its market area.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from employment and other income and which are secured by real property, the value of which tends to be more easily ascertainable, business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the business, and are generally secured by business assets.

     LOAN ORIGINATIONS, PURCHASES AND SALES. At March 31, 1997, substantially all of the loans originated by the Company were secured by real estate or consumer products located in the Company's Northeast Ohio market area.

     In times of rising interest rates and economic uncertainty, the Company's ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with the resultant decrease in related loan origination fees, other fee income and operating earnings.

     Occasionally the Company purchases real estate loans and loan participations from selected sellers for purchase prices equal to the unpaid principal amount of the loans or participations, with yields to the Company based upon current market rates. Since 1985, the Company has purchased only adjustable rate mortgage loans. The Company carefully reviews and underwrites all loans to be purchased to insure that they meet the Company's underwriting standards. The seller typically continues to service these purchased loans. During fiscal 1997, the Company purchased mortgage loans, aggregating $6.1 million.

     The Company currently originates loans primarily for retention in its loan portfolio. Security Federal, from time to time, sells small amounts of loan participations to others in order to comply with loans-to-one borrower and other regulations. During fiscal 1997, Security Federal sold $3.3 million of loan participations. During fiscal 1997, the Company sold $25.4 million of seasoned fixed-rate mortgage loans, and invested the proceeds therefrom in assets with shorter maturities and higher rates in an effort to reduce its exposure to interest-rate risk. As of March 31, 1997, the Company serviced for others (primarily FHLMC and FNMA) approximately $37.3 million of mortgage loans. The Company has not typically sold loans with servicing fees materially in excess of normal servicing fees and, therefore, did not require an adjustment to the selling price pursuant to SFAS No. 65.

     The following table shows loan originations, purchases, sales and repayments for the periods indicated.

                                                                             Year Ended March 31,
                                                                            ---------------------
                                                          1997          1996         1995          1994         1993
                                                         ------        ------       ------        ------       -----
                                                                                (In Thousands)
Loan origination by type:
------------------------
Real estate construction, land & development loans:
  One-  to four-family................................ $     80,061    $   60,505   $   70,792   $    68,563   $   69,732
  Residential development land........................       31,857        28,216       26,584        24,828       24,351
  Multi-family .......................................        1,019         4,882        1,742         1,000          350
  Commercial..........................................       28,110         4,770        3,510         2,064        4,721
                                                       ------------    ----------   ----------   -----------   ----------
    Total construction, land and development loans....      141,047        98,373      102,628        96,455       99,154
                                                       ------------    ----------   ----------   -----------   ----------
Real estate permanent loans:
  One- to four-family dwelling units..................       63,459        39,083       41,206        54,416       60,208
  Multi-family .......................................       15,192         9,491        3,940         4,958        9,600
  Commercial .........................................       34,039        18,748       13,417        11,614        6,765
                                                       ------------    ----------   ----------   -----------   ----------
    Total permanent loans.............................      112,690        67,322       58,563        70,988       76,573
                                                       ------------    ----------   ----------   -----------   ----------

Commercial business...................................        6,519         1,079          845         2,467        1,160
Consumer..............................................       20,446        23,943       16,412         9,259       10,241
                                                       ------------    ----------   ----------   -----------   ----------
Total loans originated................................      280,702       190,717      178,448       179,169      187,128
                                                       ------------    ----------   ----------   -----------   ----------

Loans purchased:
---------------
  Real estate loans and loan participations...........        6,139         7,976        4,670         5,413        1,090

Loan sales:
----------
  Real estate loans and loan participations...........      (28,711)       (1,283)      (1,378)       (3,248)      (1,670)

Other:
-----
  Principal repayments................................     (150,700)     (139,788)    (149,835)     (170,120)    (145,983)
  Decrease in other items, net........................         (271)         (215)      (1,071)         (542)        (654)
                                                       ------------    ----------   ----------   -----------   ----------
  Increase in gross loans............................. $    107,159    $   57,407  $    30,834  $     10,672  $    39,911
                                                       ============    ==========  ===========  ============  ===========

        Outstanding loan commitments amounted to approximately $19.6 million for one- to four-family residential real estate loans, including construction loans and land loans, and $4.4 million for multi-family and commercial real estate loans at March 31, 1997. See Note 4 of Notes to Consolidated Financial Statements set forth in the proxy statement.

        NON-PERFORMING ASSETS, CLASSIFIED ASSETS, LOAN DELINQUENCIES AND DEFAULTS. When a borrower fails to make a required payment on a loan, the Company attempts to cause the delinquency to be cured by contacting the borrower. A notice is mailed to the borrower after a payment is 15 days past due and again when the loan is 30 days past due. For most loans, if the delinquency is not cured within 75 days the Company issues a notice of intent to foreclose on the property and if the delinquency is not cured within 90 days, the Company may institute foreclosure action. In the event of a foreclosure, the real property is sold at a public sale and may be purchased by the Company.

        The following table sets forth information concerning delinquent loans at March 31, 1997. The amounts presented represent the total remaining principal balances of the related loans before specific reserves for losses and the percentage represented of each respective type of gross loan portfolio.

                                One- to Four-Family
                                   Permanent and                Multi-Family and
                             Construction & Residential      Commercial Real Estate        Consumer and Business
                             ----------------------------    ---------------------------   ----------------------------
                                                                                                            Percent of
                                               Percent of                     Percent of                       Total
                                              Total(1) One-                  Total Multi-                    Consumer
                                                to Four-                      Family and                        and
                                 Amount          Family         Amount        Commercial       Amount       Commercial
                              Contractually   Residential   Contractually     Real Estate   Contractually    Business
                                Delinquent        Loans       Delinquent         Loans       Delinquent        Loans
                                 ---------        -------     ----------         ------      ---------      -----------
                                                             (Dollars in Thousands)

Loans delinquent for:
30 - 59 days...............      $   1,944           .51%     $    4,778(2)        2.46%      $    124           .26%
60 - 89 days...............          1,011           .26           1,225            .63            116           .24
90 days or more............          1,475           .38             136            .07             32           .06
                                 ---------        -------     ----------         ------        -------         -----
  Total delinquent loans...      $   4,430          1.15%     $    6,139           3.16%       $   272           .56%
                                 =========       =======      ==========         ======        =======         =====



(1) Including home equity loans and land loans.

(2) Included in this total is a $4.3 million commercial loan to a seasonal business experiencing a cash flow shortage at March 31, 1997. As of June 15, 1997, this loan was current.

         The table below sets forth the amounts and categories of gross non-performing assets in the Company's loan portfolio. Loans generally are placed on non-accrual status when the collection of principal and/or interest becomes delinquent over 90 days, or when the collection of principal and/or interest becomes doubtful. Repossessed assets include assets acquired in settlement of loans.

                                                                                       March 31,
                                                            -------------------------------------------------------------
                                                             1997         1996           1995          1994         1993
                                                            ------       ------         ------        -----         -----
                                                                            (Dollars in Thousands)
Non-accruing loans:
  One- to four-family permanent residential..........    $    1,097      $   343      $    792     $  2,083        $1,839
  Multi-family and commercial real estate............           136        1,354         2,010          853         2,191
  Construction or development:
    One- to four-family..............................           378          294           206          373           386
    Multi-family and commercial real estate..........           ---          ---           ---          ---           ---
  Consumer and commercial business...................            32           15            42           92           249
                                                          ---------    ---------    ----------    ---------      --------
     Total...........................................         1,643        2,006         3,050        3,401         4,665
                                                           --------     --------      --------     --------      --------

Accruing loans delinquent 90 days or more............           ---          522           278          284            83

Repossessed assets:
  One-  to four-family permanent residential.........             5           39            41           44           237
  Multi-family and commercial real estate............           ---          ---           200          212           350
  Construction or development:
    One-  to four-family.............................           ---          ---           ---          ---           ---
    Multi-family and commercial real estate..........           ---          ---           ---          ---           ---
  Consumer and commercial business...................           ---          ---           ---          ---           ---
                                                          ---------   ----------    ----------   ----------    ----------
      Total.........................................              5           39           241          256           587
                                                          ---------    ---------      --------     --------      --------

Total non-performing assets........................          $1,648       $2,567        $3,569       $3,941        $5,335
                                                           ========       ======        ======       ======        ======
Non-performing assets to total assets................          0.26%        0.47%         0.70%        0.83%         1.18%
                                                           ========       ======        ======       ======        ======
Non-accrual loans to total loans(1)..................          0.29%        0.53%         0.76%        0.92%         1.22%
                                                           ========       ======        ======       ======        ======
Allowance for loan losses to non-accrual loans. .....        302.37%      180.85%       128.70%      107.82%        76.85%
                                                           ========       ======        ======       ======        ======

--------------------------

         (1) Total loans equal total loans-net plus the allowance for loan losses.

         For the year ended March 31, 1997 gross interest income of approximately $198,000 would have been recorded had the non-accruing loans been current in accordance with their original terms. However, partial payments of approximately $68,000 (included in interest income) have been received on some of the non-accruing loans. In addition, approximately $243,000 in delinquent interest income related to prior periods was received as a result of the resolution of several past-due loans.

         The Company's non-accruing loans at March 31, 1997 were composed of 17 one-to-four-family real estate mortgage loans having an aggregate outstanding principal balance of $923,000; two commercial real estate loans with an aggregate outstanding principal balance of $136,000; one land loan and one construction loan with aggregate outstanding principal balances of $223,000 and $156,000, respectively; and 18 consumer loans having an aggregate outstanding principal balance of $205,000.

         Real estate acquired in settlement of loans at March 31, 1997, consisted of one single-family property sold on land contract with a remaining balance of $5,000.

         For a further discussion of the Company's loan policy and also non-performing assets and potential problem loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality" and Notes 1 and 4 of the Notes to Consolidated Financial Statements set forth in the Proxy Statement.

         Federal regulations provide for the classification of loans, debt, equity securities and other assets considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulation requires insured institutions to classify their own assets and to establish conservative general allowances for losses for assets classified "substandard" or "doubtful." For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are required to be designated "special mention" by management. In addition, the OTS may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of an institution. On the basis of management's review of its assets, at March 31, 1997, the Company had classified $2 million of its assets (loan and real estate owned) as substandard, $151,000 of its assets as loss and none as doubtful. Substantially all of the assets of the Company that have been classified during the year ended March 31, 1997, are included in the table above of non-performing assets and in the discussion of assets for which repayment by the borrower may be in doubt.

         ALLOWANCE FOR LOSSES ON LOANS. Systematic detailed reviews of the Company's multi-family and commercial loan portfolios are performed regularly in order to evaluate any potential credit losses. For loan balances that are significant in total but not individually significant and are well collateralized, the portfolios are reviewed in total. These reviews consider, among other factors, economic conditions, delinquency patterns, and historical loss experiences in the loan portfolio in order to assess potential credit losses.

         Management is of the opinion that the allowance for loan losses at March 31, 1997, which represents 302.37% of total nonperforming loans, is adequate to meet potential losses in the portfolio. It must be understood, however, that there are inherent risks and uncertainties related to the operation of a financial institution. By necessity, the Company's consolidated financial statements are dependent upon estimates, appraisals, and evaluations of loans. Therefore, the possibility exists that abrupt changes in such estimates, appraisals, and evaluations might be required because of changing economic conditions and the economic prospects of borrowers. See Note 4 of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality" set forth in the Proxy Statement.

         The following table sets forth an analysis of the Company's allowance for loan losses.

                                                                             Year Ended March 31,
                                                             -----------------------------------------------------------
                                                              1997         1996          1995         1994          1993
                                                             ------       ------        ------       ------        -----
                                                                            (Dollars in Thousands)
Allowance at beginning of period.....................        $4,572       $4,283        $3,973       $3,649        $3,002
Provision charged to expense.........................           323          377           582          695           918
                                                             ------       ------        ------       ------        ------
                                                              4,895        4,660         4,555        4,344         3,920
                                                             ------       ------        ------       ------        ------
Charge-offs:
  One- to four-family permanent residential..........           (15)        (172)         (107)        (163)         (201)
  One- to four-family construction residential.......           ---          ---            (3)         (32)         (114)
  Multi-family and commercial permanent..............           ---          (25)         (254)        (193)          (59)
  Consumer and commercial business..................            (18)         (46)          (48)         (93)          (26)
                                                             ------       ------        ------       ------        ------
  Total charge-offs..................................           (33)        (243)         (412)        (481)         (400)
                                                             ------       ------        ------       ------        ------

Recoveries:
  One- to four-family permanent residential..........            95          135            83           64           117
  One-to four- family construction residential.......           ---          ---            26           16           ---
  Multi-family and commercial permanent..............             4          ---            17            6             4
  Multi-family and commercial construction...........           ---            5           ---          ---           ---
  Consumer and commercial business...................             7           15            14           24             8
                                                             ------       ------        ------       ------        ------
  Total recoveries...................................           106          155           140          110           129
                                                             ------       ------        ------       ------        ------
Net (charge-offs)/recoveries.........................            73          (88)         (272)        (371)         (271)
                                                             ------       ------        ------       ------        ------

Allowance at end of period...........................        $4,968       $4,572        $4,283       $3,973        $3,649
                                                             ======       ======        ======       ======        ======

Net charge-offs/(recoveries) during the period to
  average loans outstanding during the period........         (0.01)%       0.02%         0.07%        0.09%         0.07%
                                                             ======       ======        ======       ======        ======

Total allowance for loan losses to total loans(1)....          0.87%        0.95%         0.98%        0.99%         0.94%
                                                             ======       ======        ======       ======        ======


     (1) Total loans equal total loans-net plus the allowance for loan losses.

         The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                            March 31,
                       -----------------------------------------------------------------------
                                1997                    1996                  1995
                       ---------------------    -------------------    ---------------------
                                     Percent                Percent                 Percent
                                     of Loans               of Loans                of Loans
                                     in Each                in Each                 in Each
                         Amount of   Category   Amount of   Category   Amount of   Category
                         Loan Loss   to Total   Loan Loss   to Total   Loan Loss   to Total
                         Allowance    Loans     Allowance    Loans      Allowance   Loans
                           ------     ------      ------     ------      ------     ------
                                                                   (Dollars in Thousands)
One- to four-family
 permanent residential
 and equity lines of
 credit ..............     $1,205      40.43%     $1,064      46.36%     $1,105      49.37%

Multi-family and
 commercial real
 estate ..............      1,227      27.01       1,118      25.54       1,022      24.47

Construction or
 development .........      1,258      24.84         859      20.80         774      20.19

Consumer .............        297       6.74         242       6.81         190       5.54

Commercial business ..        110       0.98          37       0.49          37       0.43

Unallocated ..........        871       --         1,252       --         1,155       --
                           ------     ------      ------     ------      ------     ------

      Total ..........     $4,968     100.00%     $4,572     100.00%     $4,283     100.00%
                           ======     ======      ======     ======      ======     ======


                                            March 31,
                       ---------------------------------------------
                                1994                   1993
                          -------------------   ---------------------
                                     Percent                Percent
                                     of Loans               of Loans
                                     in Each                in Each
                          Amount of Category    Amount of   Category
                         Loan Loss  to Total    Loan Loss   to Total
                         Allowance   Loans      Allowance    Loans
                           ------     ------      ------     ------
One- to four-family
 permanent residential
 and equity lines of
 credit ..............     $1,169      50.76%     $  789      50.54%

Multi-family and
 commercial real
 estate ..............      1,035      24.37       1,098      23.66

Construction or
 development .........        704      20.33         710      21.52

Consumer .............        168       4.00         129       3.79

Commercial business ..         43       0.54          38       0.49

Unallocated ..........        854       --           885       --
                           ------     ------      ------     ------

      Total ..........     $3,973     100.00%     $3,649     100.00%
                           ======     ======      ======     ======



INVESTMENT ACTIVITIES
---------------------

    INVESTMENT SECURITIES. Federal thrift institutions have authority to invest in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies, certificates of deposit at insured institutions, bankers' acceptances and federal funds. At March 31, 1997, $24.6 million of the Company's investment securities were classified as available-for-sale, while $7.0 million were classified as held to maturity. For a summary of the Company's investment policy and investment securities see Notes 1 and 2 of the Notes to Consolidated Financial Statements set forth in the Proxy Statement.

    Federal thrift institutions may also invest a portion of their assets in certain commercial paper and corporate debt securities. Federal thrift institutions are also authorized to invest in mutual funds whose assets conform to the investments that a federal thrift institution is authorized to make directly. There are various restrictions on the foregoing investments. For example, the commercial paper must be appropriately rated by at least two nationally recognized investment rating services and the corporate debt securities must be appropriately rated by at least one such service. In addition, the average maturity of an institution's portfolio of corporate debt securities may not, at any one time, exceed six years, and the commercial paper must mature within nine months of issuance. Moreover, an institution's total investment in the commercial paper and corporate debt securities of any one issuer may not exceed 1% of the institution's assets except that an institution may invest 5% of its assets in the shares of any appropriate mutual fund. As members of the FHLB System, the Associations must maintain minimum levels of investments that are liquid assets as specified by the OTS. See "Regulation -- Federal Home Loan Bank System." Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.

    Historically, the Company has maintained its liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of March 31, 1997, the liquidity ratio (liquid assets as a percentage of net withdrawable savings and short-term borrowings) was 6.81% for Security Federal and 10.76% for First Federal. The cash management policies of the Company are designed to keep liquidity levels within the federal regulations, but at reasonable levels in order to maximize interest income by investing in loans, mortgage backed securities, and other investments or minimize interest expense by repaying short-term, higher cost borrowings.

    The following table sets forth the composition of the Company's investment portfolio at the dates indicated.

                                                                                            March 31,
                                                          ------------------------------------------------------------------------
                                                                    1997                       1996                    1995
                                                                   ------                     ------                    -----
                                                           Carrying        % of      Carrying       % of      Carrying        % of
                                                             Value         Total       Value        Total       Value        Total
                                                          ----------       -----      -------       -----      -------       -----
                                                                                        (Dollars in Thousands)

Investment Securities:
  Available for sale:
    U.S. government and agency obligations .............     $24,048       57.32%     $23,664       53.00%     $21,845       45.36%
    Federal National Mortgage Association
    ("FNMA") preferred stock ...........................         516        1.23          504        1.13         --          --
    Municipal bonds ....................................          12         .03           21        0.05           29        0.06
                                                             -------     -------      -------     -------      -------     -------
       Subtotal ........................................      24,576       58.58       24,189       54.18       21,874       45.43
  Held to maturity:
    U.S. government and agency obligations .............       7,000       16.69        7,000       15.68        9,000       18.69
FHLB stock .............................................       6,400       15.25        3,864        8.65        2,909        6.04
                                                             -------     -------      -------     -------      -------     -------
     Total investment securities and FHLB
      stock ............................................      37,976       90.52       35,053       78.51       33,783       70.16
                                                             -------     -------      -------     -------      -------     -------
Other Interest-Earning Assets:
  Interest-bearing deposits with banks .................       1,826        4.35        5,334       11.95        9,760       20.27
  Federal funds sold and overnight
    investments ........................................         403        0.96        1,669        3.74        3,821        7.93
  Other short-term investments. . . . . . . . . . . . .        1,750        4.17        2,590        5.80          790        1.64
                                                             -------     -------      -------     -------      -------     -------
     Total .............................................     $41,955      100.00%     $44,646      100.00%     $48,154      100.00%
                                                             =======     =======      =======     =======      =======     =======
  Average remaining life or term to repricing of
    investment securities and other interest-
    earning assets, excluding FNMA preferred
    stock and FHLB stock..........................                2.37 years                2.47 years                1.85 years


    The composition and maturities (without consideration of issuers' call options) of the debt investment securities portfolio, excluding FNMA preferred stock and FHLB stock, are indicated in the following table.

                                                                     March 31, 1997
                                          -----------------------------------------------------------------------------
                                          Less Than       1 to 5    5 to 10      Over 10             Total Debt
                                           1 Year         Years      Years        Years         Investment Securities
                                          ---------       -------   -------      -------    ---------------------------
                                                       Carrying Value                        Amortized Cost Fair Value
                                          ----------------------------------------------    --------------- -----------
                                                               (Dollars in Thousands)

U.S. government and
 agency obligations.................       $10,995       $20,462    $    ---     $    ---         $31,457     $31,034
Municipal bond......................           ---            12         ---          ---              12          12
                                           -------       -------    --------     --------         -------     -------
Total debt investment securities....       $10,995       $20,474    $    ---     $    ---         $31,469     $31,046
                                           =======       =======    ========     ========         =======     =======

Weighted average yield..............          6.10%         6.37%        ---%         ---%           6.27%

    The Company's investment securities portfolio at March 31, 1997 contained no securities of any issuer with an aggregate book or market value in excess of 10% of the Company's stockholders' equity, excluding those issued by the United States Government, or its agencies.

    MORTGAGE-BACKED SECURITIES. At March 31, 1997, 1996 and 1995, the Company had mortgage-backed securities issued by FHLMC securitized by pools of 30-year, fixed rate mortgage loans with a fair value of $2.5 million, $3.3 million and $4.2 million, respectively. For more information on the Company's mortgage-backed securities, see Notes 1 and 3 of the Notes to Consolidated Financial Statements set forth in the proxy statement.

    The following table sets forth the contractual maturities of the Company's mortgage-backed securities at March 31, 1997. Due to prepayments, management anticipates actual maturities to be shorter than contractual maturities.

                                                          5 to 10        10 to 20          Over 20
                                                           Years           Years           Years          Total
                                                           -----           -----           -----          -----
                                                                       (Dollars in thousands)
FHLMC participation certificates.....................       $642          $1,827             $---        $2,469

    As of March 31, 1997, mortgage-backed securities with a current value of $1,507,000 are pledged against $1,250,000 in public funds.

Sources of Funds
----------------

    GENERAL. Deposit accounts have traditionally been a principal source of the Company's funds for use in lending and for other general business purposes. In addition to deposits, the company derives funds from loan repayments, cash flows generated from operations, which include interest credited to deposit accounts, repurchase agreements entered into with investment banking firms and FHLB of Cincinnati advances and convertible subordinated debentures. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds have varied widely. Borrowings may be used on a short-term basis to compensate for reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities.

    DEPOSITS. The Company attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. The Company offers regular passbook accounts, checking accounts, money market accounts, fixed interest rate certificates with varying maturities, negotiated rate $100,000 or above jumbo certificates of deposit ("Jumbo CDs") and individual retirement accounts.

    The composition of the Company's deposits at the end of recent periods is set forth in Note 7 of the Notes to Consolidated Financial Statements set forth in the Proxy Statement. The Company does not knowingly accept brokered deposits and, to the best of its knowledge, did not have any at March 31, 1997, although it may consider the use of such deposits in the future.

    Management believes that the variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and has allowed it to respond with flexibility (by paying rates of interest more closely approximating market rates of interest) to reduce, although not eliminate, the threat of disintermediation (the flow of funds away from depository institutions such as thrift institutions into direct investment vehicles such as government and corporate securities and mutual funds). In addition, the Company has become much more subject to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. Therefore, the ability of the Company to attract and maintain deposits, and its cost of funds, has been, and will continue to be, significantly affected by money market conditions.

    The following table sets forth the deposit flows at the Company during the periods indicated.

                                                           Year Ended March 31,
                                                 ------------------------------------
                                                 1997           1996          1995
                                                 ----           ----          ----
                                                      (Dollars in Thousands)

Opening balance.............................     $ 410,737   $  393,314     $ 387,776
Net cash increase (decrease) in
 deposits before interest credit............        19,414        2,472        (6,830)
Interest credit.............................        15,031       14,951        12,368
                                                ----------   ----------     ---------
    Ending balance..........................     $ 445,182    $ 410,737     $ 393,314
                                                 =========     ========     =========

Net increase................................     $  34,445    $  17,423     $   5,538
                                                 =========    =========     =========
Percent increase............................          8.39%        4.43%         1.43%
                                                      ====         ====          ====


    The following table presents, as of March 31, 1997, the outstanding amount of certificates of deposit in amounts of $100,000 or more by time remaining until maturity.

                                                              March 31, 1997
                                                              --------------
                                                          (Dollars in Thousands)

Three months or less.................................                 $26,495
Over three through six months........................                  12,687
Over six through twelve months.......................                  21,710
Over twelve months...................................                   9,166
                                                                      -------
                                                                      $70,058
                                                                      =======

             BORROWINGS. As a member of the FHLB of Cincinnati, the Company is required to own capital stock in the FHLB of Cincinnati and is authorized to apply for advances from the FHLB of Cincinnati. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Cincinnati may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions.

    The Company's borrowings may, from time to time also include securities sold under agreements to repurchase, pledging mortgage-backed securities or other securities as collateral.

During the years ended March 31, 1997, 1996 and 1995, the Company did not have any securities sold under agreements to repurchase outstanding.

    The following table sets forth the maximum month-end balance and average balance of FHLB advances at the dates indicated.

                                                       Year Ended March 31,
                                                ---------------------------------
                                                 1997         1996          1995
                                                 ----         ----          ----
                                                      (Dollars in Thousands)
Maximum Balance:
----------------
FHLB advances...............................      $116,146      $68,084       $50,543

Average Balance:
---------------
FHLB advances...............................     $  98,980      $57,105       $39,309

Weighted average interest
 rate of FHLB advances......................         5.85%        6.04%         5.59%


    The following table sets forth information as to the rates and balances of the Company's borrowings at the dates indicated.

                                                            March 31,
                                                 1997         1996          1995
                                             -------------------------- ---------
                                                      (Dollars in Thousands)

FHLB advances...............................      $115,221      $68,084       $50,543
Weighted average interest rate
 of FHLB advances...........................         5.95%        5.75%         6.16%


    In May 1993, the Company issued $9,775,000 of 6 1/4% convertible subordinated debentures due May 1, 2008. The payment of principal and interest on the debentures is subordinated at all times to any indebtedness of the Company outstanding or incurred after the date of issuance. At March 31, 1997, the Company had no indebtedness senior to the debentures. However, certain obligations of the Company, including deposit liabilities and FHLB advances, have first claim on the assets of the Company. Cost incurred in the transaction totaled approximately $812,000 and will be amortized over the life of the debentures resulting in an effective interest rate of 7.2%. The debentures are convertible at any time prior to maturity into common stock of the Company at a conversion rate of 85.62 shares of common stock (as adjusted for the September 1993 two-for-one stock split) for each $1,000 principal amount of debentures. On May 20, 1997, the Board of Directors of Security First declared a three-for-two stock split in the form of a 50% stock dividend payable July 31, 1997, to shareholders of record on July 15, 1997. The post-split conversion rate of the debentures will be 128.37 shares of common stock for each $1,000 principal amount of debentures. During the year ended March 31, 1997, $295,000 of such debentures were converted into 25,253 shares of common stock.

    The debentures became callable at the option of the Company on May 1, 1996 and are redeemable during the 12-month period beginning May 1, 1997 at 102.5% of the principal amount, and thereafter at 100% of their principal amount. At this time, the Company has not exercised its right to call the debentures. In the indenture of the debentures, the Company is restricted as to the amounts of additional indebtedness it may incur and the amount of dividends and other distributions it may pay to its stockholders, depending on the Company's regulatory capital.

SUBSIDIARY ACTIVITIES
---------------------

    At March 31, 1997, Security Federal's net remaining investment in its service corporation, Security Financial Corporation ("SFC"), was $1,000. The service corporation, which in the past had been engaged in several joint ventures for residential land development, has been inactive during the current fiscal year.

    During March 1994 the Company formed SF Development Co., a wholly owned subsidiary of Security First, for the purpose of entering into joint ventures to develop land for residential properties. During fiscal 1995, SF Development entered into a joint venture with a local developer to purchase land for the development of 81 residential lots located in Richmond Heights, Ohio, and during fiscal 1996 entered into a second joint venture with the same developer to develop land into 63 residential lots, also in Richmond Heights, Ohio. Additionally, during fiscal 1997, SF Development entered into a joint venture with a second developer to develop land and build 56 condominium units in Medina, Ohio. See Note 18 of the Notes to Consolidated Financial Statements set forth in the Proxy Statement.

COMPETITION
-----------

     The Company faces strong competition both in originating real estate loans and in attracting deposits. Competition in originating real estate loans comes primarily from other thrift institutions, commercial banks and mortgage bankers who also make loans secured by real estate located in the Company's market area. The Company competes for real estate loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

     The Company faces substantial competition in attracting deposits from other thrift institutions, commercial banks, money market and mutual funds, credit unions and other investment vehicles. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors. The Company attracts a significant amount of deposits through its branch offices primarily from the communities in which those branch offices are located. Therefore, competition for those deposits is principally from other thrift institutions and commercial banks located in the same communities. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each. The Company also has automated teller machines, which provide 24-hour cash availability to its customers.

    The authority to offer money market deposits, and expanded lending and other powers authorized for thrift institutions by federal legislation, have resulted in increased competition for both deposits and loans between thrift institutions and other financial institutions such as commercial banks.

    The Company considers its primary market area for savings and mortgage loans to consist of Ashtabula, Cuyahoga, Geauga, Lake, and Medina and Portage counties in Northeastern Ohio. At March 31, 1997, there were 17 thrift institutions and 14 commercial banks with offices in the Company's primary market area. The Company estimates that its market share of savings deposits and mortgage loans in this area is less than 5%.

REGULATION
----------

    GENERAL. The Associations are federally chartered savings and loan associations, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Associations are subject to broad federal regulation and oversight extending to all their operations. The Associations are members of the FHLB of Cincinnati and are subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of the Associations, Security First also is subject to federal regulation and oversight. The purpose of the regulation of Security First and other holding companies is to protect subsidiary savings associations.

    Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

    FEDERAL REGULATION OF SAVINGS ASSOCIATIONS. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Associations are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC.

    The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Associations and Security First. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

    Security Federal's and First Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 1997, Security Federal's lending limit under this restriction was $7 million and First Federal's was $1.6 million. The Associations are in compliance with the loans-to-one-borrower limitation.

    INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC. The Associations are members of the Savings Association Insurance Fund("SAIF"), which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Deposit insurance premiums are assessed based upon the institution's risk classification, which is a function of its capital level and supervisory rating. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

    The FDIC is authorized to increase assessment rates on deposits, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     For the first six months of 1995, the assessment schedule for Bank Insurance Fund ("BIF") members and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio, the FDIC revised the premium schedule for BIF-insured institutions to provide a range of .04% to
 .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to .27%. The SAIF rates, however, were not adjusted. At the time that the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF until, all things being equal, the SAIF attained its insured institutions required reserve ratio.

    In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF-member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provided for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provided for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate was established at .657% of deposits (as of March 31, 1995) by the FDIC and the resulting assessments of $2.2 million for Security Federal and $386,000 for First Federal were paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected the Associations', and therefore the Company's, results of operations for the year ended March 31, 1997. As a result of the special assessment, Security Federal's and First Federal's deposit insurance premiums were reduced to zero, based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

    Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF-assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF-member institutions such as the Associations. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates established by the FDIC to implement this requirement for all FDIC-insured institutions are 6.3 basis points assessment on SAIF deposits and 1.3 basis points on BIF deposits until BIF-insured institutions participate fully in the assessment. The current semi-annual FICO assessment for Security Federal and First Federal is $252,000 and $48,000, respectively. These rates may be subject to change in future periods based upon the level of SAIF and BIF deposits.

    REGULATORY CAPITAL REQUIREMENTS. Federally insured savings associations, such as the Associations, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. See Note 13 of the Notes to Consolidated Financial Statements set forth in the Proxy Statement.

    The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions, that are applicable to significantly undercapitalized associations.

     As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

    Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association.

    An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

    Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver. The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

    The imposition by the OTS or the FDIC of any of these measures on the Company may have a substantial adverse effect on the Company's operations and profitability and the value of its Common Stock. The Company shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

    LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. See "-Regulatory Capital Requirements."

    QUALIFIED THRIFT LENDER TEST. All savings associations, including the Company, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 1997, each of the Associations met the test and has always met the test since its effectiveness.

    Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

    COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Association. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

    The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Associations may be required to devote additional funds for investment and lending in their local community. Security Federal was examined for CRA compliance in 1995 and received a rating of "satisfactory." First Federal was examined for CRA compliance in 1996 and received a rating of "satisfactory."

    TRANSACTIONS WITH AFFILIATES. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Associations include Security First and any company which is under common control with the Associations. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Associations' subsidiaries are not deemed affiliates; however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

    Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

    HOLDING COMPANY REGULATION. As of March 31, 1997, Security First was a multiple savings and loan holding company subject to regulatory oversight by the OTS. As such, Security First is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over Security First and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

    As a multiple savings and loan holding company, the activities of Security First are generally limited to those approved by the OTS and those permissible for bank holding companies. These activities include financial services related activities, real estate development and certain insurance agency activities.

    If either Security Federal or First Federal fails the QTL test, Security First must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure Security First must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

FEDERAL AND STATE TAXATION
--------------------------

    FEDERAL TAXATION. Prior to 1996, savings associations such as the Associations that met certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which were allowed, within specified formula limits, to be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally one-to-four family home loans secured by improved real estate) was computed under the greater of the experience method or the percentage of taxable income method.

    Under the experience method, the bad debt reserve deduction was an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

    The percentage of specially computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8%. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. Prior to 1988, the availability of the percentage of taxable income method permits qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

    If an association's specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constitute less than 60% of its total assets, the association may not deduct any addition to a bad debt reserve and generally had to include existing reserves in income over a four year period.

    In August 1996, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Associations, to calculate their bad debt reserve for federal income tax purposes. As a result, thrifts such as the Associations must recapture that portion of the reserve that exceeds the amount that could have been taken under the specific charge-off method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company does not believe that the legislation will have a material impact on the Associations.

    In addition to the regular income tax, corporations, including savings associations such as the Associations, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Associations, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

    To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of March 31, 1997, Security Federal's and First Federal's Excess for tax purposes totaled approximately $3.9 million and $1.6 million, respectively.

    The Company and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. Savings associations, such as the Association, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

    The Company has been audited by the IRS with respect to its consolidated federal income tax returns through March 31, 1990. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Company) would not result in a deficiency which could have a material adverse effect on the financial condition of the Company and its consolidated subsidiaries.

    DELAWARE TAXATION. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

    OHIO TAXATION. Security First and the Associations conduct their business in Ohio and consequently are subject to the Ohio corporate franchise tax. A financial institution subject to the Ohio corporate franchise tax levied in Ohio Revised Code pays a tax equal to 15 mills (.015) times its apportioned net worth. The apportionment factor consists of a business done factor, determined by reference to the total receipts of the financial institution from all sources, and a property factor, determined by reference to the net book value of all property owned by the financial institution. The financial institution may claim a credit equal to the annual assessment paid to the State pursuant to the Ohio Revised Code.

EMPLOYEES
---------
    At March 31, 1997, the Company had a total of 169 employees, including 29 part-time employees. None of the Company's employees are represented by any collective bargaining group. Management considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

    The following table sets forth the names, ages and positions of each of the executive officers of the Company. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

                                                                                                          Year
            Name                          Age                         Position                           Appointed
-----------------------                  ----  ----------------------------------------------------      ---------
Charles F. Valentine                      57   Chairman of the Board and Chief Executive Officer          1985
Austin J. Mulhern                         55   President, Chief Operating Officer and Director            1985
Jeffrey J. Calabrese                      45   Vice President and Secretary                               1976
Mary H. Crotty                            56   Chief Financial Officer, Vice President and Treasurer      1995
Thomas J. Deighton                        46   Vice President                                             1994
Thomas F. Sullivan                        44   Assistant Vice President and Controller                    1996

          The business experience of each of the executive officers is as follows:

          CHARLES F. VALENTINE. Mr. Valentine is Chairman of the Board and Chief Executive Officer of Security Federal. He has been with Security Federal since 1980 in various capacities, serving as Chairman and Chief Executive Officer since 1985.

          AUSTIN J. MULHERN. Mr. Mulhern is President and Chief Operating Officer of Security Federal, positions he has held since 1985. From 1985 to May 1988, he was also Chief Financial Officer of Security Federal.

          JEFFREY J. CALABRESE. Mr. Calabrese is Vice President and Secretary of Security Federal. He is responsible for marketing, savings and branch operations. He joined Security Federal in 1974.

          MARY H. CROTTY. Mrs. Crotty was appointed Chief Financial Officer effective February 1, 1995. Prior to that time, she was Assistant Vice President and Controller of Security Federal and joined Security Federal in March 1990. Mrs. Crotty is a certified public accountant in Ohio.

          THOMAS J. DEIGHTON. Mr. Deighton is Vice President-Senior Loan Officer of Security Federal and joined the Security Federal in January 1989. He is responsible for the Security Federal's lending operations. Mr. Deighton was named an executive officer of the Company in May 1994.

          THOMAS F. SULLIVAN. Mr. Sullivan is Assistant Vice President and Controller of Security Federal and joined Security Federal in August 1996. He was Controller of Metropolitan Savings Bank from 1993 to 1996 and Accounting Systems Officer of Ohio Savings Bank from 1992 to 1993.

ITEM 2.  PROPERTIES
-------------------
          The Company conducts its business at its main office headquartered in Mayfield Heights, Ohio and its 14 branch office locations in its market area in northeast Ohio. The Company owns eight of its offices, and leases six. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at March 31, 1997, was $8.9 million. See Note 9 of Notes to Consolidated Financial Statements set forth in the Proxy Statement.

          The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Company.

          The Company's accounting and record keeping activities are maintained on an on-line basis with an independent service bureau. The net book value of the Company's computer equipment at March 31, 1997 was approximately $1.2 million.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
          The Company is a party to a legal proceeding titled U.S. Die Casting
& Development Company, an Ohio Corporation v. Security First Corp., Charles F. Valentine, Austin J. Mulhern, Robert L. Anderson, Fred J. Ball, Nicholas E. Rinaldi, D.D.S., Donald E. Snow and Paul V. Voinovich which was filed on June 6, 1996, in the Court of Chancery of the State of Delaware in and for New Castle County. The plaintiff, on behalf of itself and as a shareholder derivative action, is alleging that the Company improperly terminated the merger agreement with Mid Am, Inc. in 1994. The plaintiff is seeking unspecified damages as well as reasonable attorney's fees, costs and expenses. The ultimate resolution of this proceeding and its potential effect on the consolidated financial position and results of operations of the Company cannot be determined at this time.

          The Company is also involved in routine litigation arising from its operations. Management also believes that the outcome of such routine litigation, individually and in the aggregate, will not have a material effect on the Company's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
          None.

                                     PART II
                                     -------
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------
          Information concerning the Market for the Registrant's Common Equity and Related Stockholder Matters is incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held in July, 1997, except for the information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation," a copy of which is attached hereto as Exhibit 99.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

          Information concerning the Selected Financial Data is incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held in July, 1997, except for the information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation," a copy of which is attached hereto as Exhibit 99.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

          Information concerning Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held in July, 1997, except for the information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation," a copy of which is attached hereto as Exhibit 99.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

          Information concerning the Financial Statements and Supplemental Data is incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of

Shareholders to be held in July, 1997, except for the information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation," a copy of which is attached hereto as Exhibit 99.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

          There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

          Information concerning Directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in July 1997, except for the information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation," a copy of which is attached hereto as Exhibit 99.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

          Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in July 1997, except for the information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation," a copy of which is attached hereto as Exhibit 99.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

          Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in July 1997, except for the information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation," a copy of which is attached hereto as Exhibit 99.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

          Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in July 1997, except for the information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation," a copy of which is attached hereto as Exhibit 99.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------
          (A) (1)  FINANCIAL STATEMENTS:
          ------------------------------
          The following financial statements are included under Part II, Item 8 of this Form 10-K:

1.   Report of Independent Auditors.
2.   Consolidated Statements of Balance Sheet at March 31, 1997 and 1996.
3. Consolidated Statements of Income for the fiscal years ended March 31, 1997, 1996 and 1995.
4. Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended March 31, 1997, 1996 and 1995.
5. Consolidated Statements of Cash Flows for the fiscal years ended March 31, 1997, 1996 and 1995.
6.   Notes to Consolidated Financial Statements
7.   Security First Quarterly Financial Data

         (A) (2)  FINANCIAL STATEMENT SCHEDULES:
         ---------------------------------------

         All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

         (A) (3)  EXHIBITS:
         -----------------

         See Exhibit Index.

         (B)  REPORTS ON FORM 8-K:
         -------------------------

         There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           SECURITY FIRST CORP.

By: /s/Austin J. Mulhern                                   Date: June 26, 1997
    --------------------------------------                       -------------
        Austin J. Mulhern
        (Duly Authorized Representative)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/Charles F. Valentine                                  Date: June 26, 1997
    -------------------------------------------------              -------------
        Charles F. Valentine,
        Chairman of the Board and
        Chief Executive Officer



By: /s/Austin J. Mulhern                                     Date: June 26, 1997
    -------------------------------------------------              -------------
        Austin J. Mulhern, President
        Chief Operating Officer
        and Director

By: /s/Robert L. Anderson                                    Date: June 26, 1997
    -------------------------------------------------              -------------
        Robert L. Anderson, Director

By: /s/James P. Myers                                        Date: June 26, 1997
    -------------------------------------------------              -------------
        James P. Myers, Director

By: /s/Nicholas E. Rinaldi                                   Date: June 26, 1997
    -------------------------------------------------              -------------
        Nicholas E. Rinaldi, Director

By: /s/Larry E. Rogers                                       Date: June 26, 1997
    -------------------------------------------------              -------------
        Larry E. Rogers, Director

By: /s/Donald E. Snow                                        Date: June 26, 1997
    -------------------------------------------------              -------------
        Donald E. Snow, Director

By: /s/Louis J. Sorboro                                      Date: June 26, 1997
    -------------------------------------------------              -------------
        Louis J. Sorboro, Director

By: /s/Paul V. Voinovich                                     Date: June 26, 1997
    -------------------------------------------------              -------------
        Paul V. Voinovich, Director

By: /s/Mary H. Crotty                                        Date: June 26, 1997
    -------------------------------------------------              -------------
        Mary H. Crotty, Vice President
        Treasurer, and Chief
        Financial Officer


                                  EXHIBIT INDEX

  Exhibit
   Number                                  Document
  ---------       -------------------------------------------------------------
     3            The Articles of Incorporation and Bylaws, filed on December
                  11, 1992 as exhibits to Registrant's Registration Statement on Form S-4 (File No. 33-55674), are incorporated herein by reference.

     4.1          Registrant's Specimen Stock Certificate, filed on December 11,
                  1992 as an exhibit to Registrant's Registration Statement on Form S-4 (File No. 33-55674), is incorporated herein by reference.

     4.2 Indenture, dated as of May 5, 1993, with respect to the Registrant's 6 1/4% Convertible Subordinated Debentures, due
                  May 1, 2008, filed on March 18, 1993, filed as an exhibit to Registrant's Registration Statement on Form S-2 (File No.
                  33-59830), is incorporated herein by reference.

    10.1 Registrant's 1987 Stock Option and Incentive Plan, filed as an exhibit to Registrant's Report on Form 8-K dated May 12, 1993
                  (File No. 0-21212), is incorporated herein by reference.

    10.2          Employment Contracts with Charles V. Valentine (dated April
                  10, 1996), Austin J. Mulhern (dated April 10, 1996), Jeffrey
                  J. Calabrese (dated April 10, 1996), Mary H. Crotty (dated
                  April 10, 1996), Geoffrey Lant (dated April 10, 1996) and
                  Louis J. Sorboro (dated April 10, 1996), filed as exhibits to
                  Registrant's Report on Form 10-K for the fiscal year ended
                  March 31, 1996 (File No. 0-21212), are incorporated herein by reference.

    10.3 Registrant's Management Incentive Compensation Plan, filed as an exhibit to Registrant's Report on Form 10-K for the fiscal year ended March 31, 1993 (File No. 0-21212), is incorporated herein by reference.

    10.4          Registrant's 401(k) Plan, filed as an exhibit to Registrant's
                  Report on Form 10-K for the fiscal year ended March 31, 1993
                  (File No. 0-21212), is incorporated herein by reference.

    10.5          Registrant's 1996 Stock Option and Incentive Plan, filed as
                  Appendix A to Registrant's Proxy Statement on Schedule 14A for the annual meeting of shareholders held on July 25, 1996, is incorporated herein by reference.

    11            Statement re computation of per share earnings

    12            Statement re computation of ratios

    21            Subsidiaries of the Registrant

    23.1          Consent of Deloitte & Touche LLP

    23.2          Consent of Crowe, Chizek and Company LLP

    23.3          Consent of Brott Mardis & Co.

    27            Financial Data Schedule

    99            Proxy Statement

