Form 10-Q
period 1997-06-30
SECURITY FIRST CORP
filed 1997-08-14
CIK 895094

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number 0-21212

                              SECURITY FIRST CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                           34-1724675
         -------------------------------------------------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                         Identification Number)

      1413 Golden Gate Boulevard
        Mayfield Heights, Ohio                               44124-1800
        ----------------------                               ----------
(Address of principal executive                              (Zip Code)
 offices)

                                 (216) 449-3700
                                 ----- --------
              (Registrant's telephone number, including area code)

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

               Yes   X                 No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value               7,582,067
------ ------------ --- -----               ---------
            (Class)              (Outstanding at August 7, 1997)

                              SECURITY FIRST CORP.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                              PAGE
  Item 1.  Financial Statements:

           Consolidated Statements of Financial Condition
           as of June 30, 1997, March 31, 1997 and
           June 30, 1996.................................     3

           Consolidated Statements of Income for the three
           months ended June 30, 1997 and 1996............    4

           Consolidated Statements of Cash Flows for the
           three months ended June 30, 1997 and 1996........  5-6

           Notes to Consolidated Financial Statements....     7

  Item 2.  Management's Discussion and Analysis of
           Financial Conditions and Results of Operations.    8-15

PART II.   OTHER INFORMATION.............................     16

           Computation of Earnings Per Share.............     17

SIGNATURES.................................................   18

Part I. - Financial Information

                              SECURITY FIRST CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Dollars in thousands, except per share data)

                                                                          June 30,      March 31,       June 30,
                                                                           1997           1997            1996
                                                                        (Unaudited)                    (Unaudited)
                                                                        -----------------------------------------
ASSETS:

Cash and deposits with banks                                            $   8,933       $   4,685       $   6,659
Interest bearing deposits with banks                                        1,050           1,826           2,595
Federal funds sold and short term investments                               2,100           2,153          14,284
                                                                        -----------------------------------------
   Total cash and cash equivalents                                         12,083           8,664          23,538
                                                                        -----------------------------------------
Investment securities - held to maturity (market values of
  $7,001, $6,986, and $6,987 at June 30, 1997, March 31, 1997,
  and June 30, 1996)                                                        7,000           7,000           7,000
Investment securities - available for sale (amortized cost of
  $24,927, $24,969, and $25,188 at June 30, 1997, March 31, 1997,
  and June 30, 1996, respectively)                                         24,773          24,576          24,832
Mortgage-backed securities - available for sale (amortized cost of
  $2,258 at June 30, 1997, $2,469 at March 31, 1997 and
  and $4,097 at June 30, 1996)                                              2,324           2,523           2,992
Loans - net (including allowance for loan losses of
  $5,018 at June 30, 1997, $4,968 at March 31, 1997
  and $4,661 at June 30, 1996)                                            583,772         567,975         508,028
Accrued interest receivable                                                 4,222           4,032           3,645
Federal Home Loan Bank stock - at cost                                      6,649           6,400           5,559
Premises and equipment - net                                                8,702           8,853           8,681
Cost in excess of fair value of net
  assets acquired (goodwill)                                                1,001           1,028           1,108
Prepaid expenses and other assets                                           2,700           3,710           3,209
                                                                        -----------------------------------------
   TOTAL ASSETS                                                         $ 653,226       $ 634,761       $ 588,592
                                                                        =========================================

LIABILITIES:

Deposits                                                                $ 464,976       $ 445,182       $ 416,314
Advances from Federal Home Loan Bank-at cost                              112,189         115,221         101,968
Convertible subordinated debentures                                         7,911           8,479           8,774
Advance payments by borrowers for taxes
  and insurance (escrow)                                                    2,376           1,498           2,729
Accrued interest payable                                                    1,952           2,058           1,350
Accounts payable and other accrued expenses                                 2,281           2,888           1,725
                                                                        -----------------------------------------
   Total liabilities                                                      591,685         575,326         532,860
                                                                        -----------------------------------------
SHAREHOLDERS' EQUITY:
Preferred stock (1,000,000 shares authorized,
  none issued)                                                               --              --              --
Common stock, par value $.01 per share; 20,000,000
  shares authorized; 7,577,594 shares issued
  at June 30, 1997, 7,504,649 at March 31, 1997
  and 7,394,418 at June 30, 1996 (a)                                           76              50              49
Capital in excess of par value                                             15,547          14,915          14,487
Net unrealized (loss) on investments and mortgage-backed
  securities, (net of tax of $35 at June 30,1997,
  $111 at March 31, 1997, and $96 at June 30, 1996) (a)                       (57)           (224)           (185)
Unearned compensation                                                        (197)           (216)           (273)
Unearned employee stock ownership plan shares                                --              --              (424)
Treasury stock (3,120 shares at June 30, 1997), at cost                       (38)           --              --
Retained earnings (substantially restricted) (a)                           46,210          44,910          42,078
                                                                        -----------------------------------------
   Total shareholders' equity                                              61,541          59,435          55,732
                                                                        -----------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 653,226       $ 634,761       $ 588,592
                                                                        =========================================

(a) Adjusted to reflect the three-for-two stock split distributed on July 31,
1997

                 See notes to consolidated financial statements.

Part I. - Financial Information

                              SECURITY FIRST CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (In thousands, except per share data)

                                           Three months ended
                                                June 30,
                                            1997         1996
                                           --------------------
Interest Income:
  Loans                                    $12,641      $10,865
  Mortgage-backed securities                    46           62
  Investment securities                        625          580
  Short-term investments                       103          107
                                           --------------------
    Total interest income                   13,415       11,614
                                           --------------------
Interest Expense:
  Deposits                                   5,220        4,565
  Short-term FHLB advances                   1,135        1,004
  Long-term FHLB advances                      640          105
  Convertible subordinated debentures          138          148
                                           --------------------
    Total interest expense                   7,133        5,822
                                           --------------------
Net interest income                          6,282        5,792
Provision for loan losses                       59           96
                                           --------------------
Net interest income after provision
  for loan losses                            6,223        5,696

Other Income:
  Service charges and other fees               397          401
  Other                                         45           33
                                           --------------------
     Other income                              442          434
                                           --------------------
Other Expenses:
  Salaries and employee benefits             1,618        1,409
  Occupancy and equipment                      468          430
  Federal deposit insurance                     74          236
  Marketing                                    122          101
  Professional fees                            127          114
  Data processing                              125          130
  Printing and supplies                         81           69
  Amortization of goodwill                      26           27
  Supervisory assessment                        33           32
  Other                                        638          613
                                           --------------------
     Other expenses                          3,312        3,161
                                           --------------------
Income before federal income taxes           3,353        2,969

Federal income taxes                         1,164        1,035
                                           --------------------
Net Income                                 $ 2,189      $ 1,934
                                           ====================
Earnings Per Share:(a)
  Primary                                  $  0.28      $  0.26
                                           ====================
  Fully diluted                            $  0.26      $  0.23
                                           ====================

Cash Dividends Per Share (a)               $  0.08      $  0.07
                                           ====================


(a) Earnings per share and cash dividends per share calculations for all periods were restated to reflect the three-for-two stock split distributed on July 31, 1997.

See notes to consolidated financial statements.

                              SECURITY FIRST CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                           Three Months Ended

                                                          JUNE 30,      JUNE 30,
                                                           1997          1996
                                                         -----------------------
OPERATING ACTIVITIES:
---------------------

Net Income                                               $  2,189       $  1,934
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                                    59             96
  Net loss from sale of mortgage-backed
    securities and real estate owned                           --             --
  Accretion of discounts, amortization of
    premiums, and other deferred yield items                   31            418
  Depreciation and amortization                               218            176
  Amortization of goodwill                                     26             27
  Effect of change in accrued interest
    receivable and payable                                   (296)          (302)
  Equity income from joint ventures                           (27)             7
  FHLB stock dividends                                       (117)           (67)
  Amortization of unearned compensation                        19             20
  Net change in accounts payable, accrued expenses,
    and other assets                                          402            602
  Other                                                        --             41
                                                         -----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                $  2,504       $  2,952
                                                         -----------------------




INVESTING ACTIVITIES:
---------------------

Loans originated                                         ($62,859)      ($74,034)
Increase  in loans in process                               2,836          6,508
Loan principal repayments and maturities                   43,690         39,670
Proceeds from:
  Sales of:
    Loans and Loan participations                             453            132
    Real estate owned                                          --              1
  Mortgage-backed security principal
    repayments and maturities                                 213            257
  Investment security maturities                            1,047          3,443
Purchases of:
  Loans                                                        --         (5,333)
  Investment securities                                    (1,000)        (2,000)
  Premises and equipment                                      (70)          (408)
  FHLB stock                                                 (132)        (1,628)
                                                         -----------------------
NET CASH USED IN INVESTING ACTIVITIES                    ($15,822)      ($33,392)
                                                         -----------------------



                              SECURITY FIRST CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                           Three Months Ended

                                                          JUNE 30,      JUNE 30,
                                                           1997          1996
                                                         -----------------------
 FINANCING ACTIVITIES:

Net increase in savings deposits                          $ 19,794       $  5,577
Proceeds from additional FHLB advances                      50,600         82,000
Payment of FHLB advances                                   (53,632)       (48,116)
Proceeds from termination of employee
  stock ownership plan                                          --             --
Net increase  in mortgage escrow funds                         878          1,384
Payment of dividends on common stock                          (606)          (533)
Proceeds from exercise of stock options                         68              9
Purchase of treasury stock                                    (365)            --
                                                          -----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   16,737         40,321
                                                          -----------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         3,419          9,881

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             8,664         13,657
                                                          -----------------------
CASH AND CASH EQUIVALENTS AT AT END OF PERIOD               12,083         23,538
                                                          =======================

Supplemental disclosures of cash flow information:

Cash paid during the period for:

  Interest on deposits and borrowings                     $  7,027       $  5,945

  Income taxes                                               1,255            643

Noncash investing and financing activities:
  Transfers from loans to real estate acquired
    through foreclosure                                         --            128

  Effect of conversion of convertible subordinated
    debentures                                                 568             --

See notes to consolidated financial statements.

1.   Financial Statements

                              SECURITY FIRST CORP.

             Notes to Consolidated Financial Statements (Unaudited)

1.  BASIS OF PRESENTATION

      The consolidated financial statements of Security First Corp. ("Security First" or "Company") include the accounts of the Company (a multiple savings & loan holding company) and the accounts of its wholly owned subsidiaries, Security Federal Savings and Loan Association ("Security Federal" or "Association"), First Federal Savings Bank of Kent ("First Federal"), and SF Development Corp. All significant inter-company transactions have been eliminated. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of (a) the results of operations for the three months ended June 30, 1997 and 1996; (b) the financial condition at June 30, 1997, March 31, 1997 and June 30, 1996; and
(c) the statement of cash flows for the three month periods ended June 30, 1997 and 1996. The results of operations for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for a full year.

2.  EARNINGS PER SHARE

      Earnings per share for each period presented is calculated using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. (See calculation in Exhibit 11.) Earnings per share and cash dividends calculations were restated to reflect the three-for-two stock split distributed on July 31, 1997.

      Fully diluted earnings per share is computed giving appropriate consideration to the dilutive effect of stock options and shares issuable upon conversion of the 6.25% convertible subordinated debentures. In computing fully diluted net income per share, net income has been adjusted to eliminate interest expense associated with the debentures, net of estimated income taxes.

3.  NEW ACCOUNTING STANDARD

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, losses) in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997.

      The Securities and Exchange Commission has expanded the requirements regarding disclosure of derivative financial instruments, other financial instruments and derivative commodity instruments by requiring enhanced disclosure of accounting policies for these financial instrument contracts in the footnotes to financial statements. The Company has not typically entered into financial instrument contracts that involve derivative financial and commodity instruments. The Company has entered into fixed and variable interest rate loan contracts for which its policy is to record these financial instruments in the financial statements when they are funded or related fees are incurred or received.

ITEM 2.

                              SECURITY FIRST CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

      Security First's net income was $2,189,000 for the first quarter ended June 30, 1997, a 13% increase over the $1,934,000 earned in the comparable quarter last year. The Company's total assets increased 2.9%, from $634.8 million at fiscal year-end March 31, 1997, to $653.2 million at June 30, 1997, principally due to a $15.8 million net increase in loans outstanding, funded mainly by increased savings deposits.

      Shareholders' equity (capital) at June 30, 1997 increased by $2.1 million since March 31, 1997, mainly as a result of $2.2 million in net income and increased paid-in-capital from bond conversions and tax benefits relating to the exercise of stock options, offset by the payment of $606,000 in cash dividends.

      As noted in the "Capital" section, both Security Federal's and First Federal's regulatory capital ratios at June 30, 1997 exceed all regulatory capital requirements, and both have been categorized as well-capitalized by the Office of Thrift Supervision ("OTS").

FORWARD-LOOKING STATEMENTS

      When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forwardlooking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

      The Company does not undertake -and specifically disclaims any obligation-to publicly release the results of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ASSET QUALITY

      The Company's provision for loan losses was $59,000 for the three months ended June 30, 1997 compared with $96,000 for the same period last year. The allowance for loan losses of $5,018,000 at June 30, 1997 increased nearly 8% from $4,661,000 at June 30, 1996, due to growth in the loan portfolio, while nonperforming assets of $1.8 million at June 30, 1997 were at the same level as nonperforming assets at June 30, 1996.

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

      The following table provides information concerning non-performing assets (non-accrual loans as well as those loans accruing but delinquent more than 90 days, and real estate owned) and the allowance for loan losses at the respective dates (dollars in thousands):

NON-PERFORMING ASSETS:

                                 JUNE 30,     MARCH 31,     JUNE 30,
                                   1997         1997          1996
                                 --------     ---------     --------
Non-accrual loans                 $1,828       $1,643        $1,318
Accruing loans past due
    90 days                           --           --           342
Real estate owned                      4            5           154
                                  ------       ------        ------
    Total non-performing
      assets                      $1,832       $1,648        $1,814
                                  ======       ======        ======
Allowance for loan loss           $5,018       $4,968        $4,661
                                  ======       ======        ======

RATIOS:

Non-performing assets
 to total assets                     .28%        0.26%         0.31%
                                  ======       ======        ======
Non-performing loans
 to total loans (before
 allowance for loan losses)          .31%        0.29%         0.32%
                                  ======       ======        ======
Allowance for loan losses
 to non-performing loans             275%         302%          281%
                                  ======       ======        ======
Allowance for loan losses
 to period-end loans (before
 allowance for loan losses)         0.85%        0.87%         0.91%
                                  ======       ======        ======
Net charge offs (recoveries)
 to average loans for
 the period (a)                     0.01%       (0.01)%        0.01%
                                  ======       ======        ======

(a) Annualized based on net charge-offs (recoveries) for the three months ended June 30, 1997 and 1996, respectively.

 POTENTIAL PROBLEM LOANS:

      As of June 30, 1997, the Company had $1.6 million of potential problem loans, where known information about possible credit problems of the borrower caused management to have some doubts as to the ability of the borrower to comply with present loan repayment terms and may result in disclosure of such loans in the future. Presently these loans are current and, therefore, not reflected in the above table. Management believes that these loans are adequately secured and no material loss is expected; however, such loans are subject to allowance for credit losses of approximately $156,000.

      Management is of the opinion that the allowance for loan losses at June 30, 1997, which represents 275% of total non-performing loans, is adequate to meet potential losses in the loan portfolio. It must be understood, however, that there are inherent risks and uncertainties related to the operation of a financial institution. By necessity, the Company's presentation of loans and real estate owned in the consolidated financial statements is dependent upon estimates, appraisals and evaluations of loans. Therefore, the possibility exists that abrupt changes in economic and other market circumstances can change such estimates, appraisals, and evaluations and require them to be revised.

LIQUIDITY

      The term "liquidity" refers to the ability of the Company to generate adequate amounts of cash to meet its needs, typically for the funding of loan originations. The Company's liquidity is a measure of its ability to fund loans and meet withdrawals of deposits and other cash outflows in a cost-effective manner. The principal sources of funds for the Company's operations are cash flows generated from earnings, savings deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investment securities and borrowings from the FHLB. Because a significant portion of the Company's loan originations consist of relatively short-term construction and development loans, the funding source for new loan originations is frequently derived from maturities and prepayments of other construction loans. In addition, Security Federal and First Federal also have the ability to borrow against their eligible collateral, or an additional $22.0 million and $8.9 million, respectively, (as of June 30, 1997) from the FHLB, if the need arises.

      Management regularly reviews the Company's need for cash to fund its operation and believes that the aforementioned sources of funds are adequate for its projected requirements. Current federal regulations require that a savings institution maintain an average daily balance of liquid assets of at least 5% of the sum of its average balance of net withdrawable deposits accounts and borrowings payable in one year or less. The Office of Thrift Supervision recently announced that it plans to lower the liquid asset requirement to 4%. For the quarter ended June 30, 1997, Security Federal's average liquidity ratio was 6.59% compared to 7.13% for the quarter ended June 30, 1996. First Federal's liquidity ratios were 11.18% and 12.62% for the quarters ended June 30, 1997 and 1996, respectively.

CAPITAL

      Regulatory capital for Security Federal and First Federal at June 30, 1997 exceeded all the minimum capital requirements specified by federal regulations. In addition, both subsidiaries exceeded the capital level required by OTS to be classified as a well-capitalized institution as demonstrated in the following table (dollar amounts in thousand):

                                                   SECURITY FEDERAL
                                               -------------------------
                               Tier 1           Tier 1           Total
                                Core            Risk-            Risk-
                               Leverage         Based            Based           Tangible
                               Capital          Capital          Capital          Capital
                              ----------       ----------       ----------       ----------
Capital amount - actual       $   43,545       $   43,545       $   48,020       $   43,545
  well-capitalized level          27,497           25,280           42,133            8,249
                              ----------       ----------       ----------       ----------
               - excess       $   16,048       $   18,265       $    5,887       $   35,296
                              ==========       ==========       ==========       ==========
Capital ratio  - actual             7.92%            9.68%           11.40%            7.92%
              - required            3.00             4.00             8.00             1.50
                              ----------       ----------       ----------       ----------
              - excess              4.92%            5.68%            3.40%            6.42%
                              ==========       ==========       ==========       ==========
Capital ratio  - actual             7.92%            9.68%           11.40%
well-capitalized level              5.00             6.00            10.00
                              ----------       ----------       ----------
              - excess              2.92%            3.68%            1.40%
                              ==========       ==========       ==========

                                                 FIRST FEDERAL
                                                 -------------
                                Tier 1         Tier 1          Total
                                 Core           Risk-           Risk-
                                Leverage        Based           Based           Tangible
                                Capital         Capital         Capital         Capital
                               ---------       ---------       ---------       ---------
Capital amount - actual        $   8,213       $   8,213       $   8,587       $   8,213
 well capitalized level            4,393           3,615           6,025           1,318
                               ---------       ---------       ---------       ---------
               - excess        $   3,820       $   4,598       $   2,562       $   6,895
                               =========       =========       =========       =========
Capital ratio  - actual             9.35%          13.63%          14.25%          12.03%
               - required           3.00            4.00            8.00            1.50
                               ---------       ---------       ---------       ---------
               - excess             6.35%           9.63%           6.25%          10.53%
                               =========       =========       =========       =========
Capital ratio  - actual             9.35%          13.63%          14.25%
well capitalized level              5.00            6.00           10.00
                               ---------       ---------       ---------
               - excess             4.35%           7.63%           4.25%
                               =========       =========       =========

                            SECURITY FIRST CORP.
                           AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three The changes in net interest income for the three months ended June 30, 1997, as compared month periods ended June 30, 1997 and 1996. Average balance calculations were based on daily and monthly balances.
(Dollars in thousands)

                                                              Three months ended June 30,
                                 /-----------------1997-----------------\  /-----------------1996-----------------\
                                 ----------------------------------------  ----------------------------------------
                                    Average                    Yield/          Average                  Yield/
                                    Balance     Interest        Cost           Balance   Interest        Cost
                                 ----------------------------------------  ----------------------------------------
Interest-earning assets:
    Loans                        $   576,944  $   12,641        8.76%      $   488,355  $   10,865        8.90%
    Mortgage-backed
      securities                       2,322          46        7.91%            3,084          62        8.04%
    Investment securities             37,689         625        6.63%           35,683         580        6.50%
    Short-term investments             7,716         103        5.34%            9,292         107        4.61%
                                  ----------  ----------                    ----------   ---------
    Total interest-
      earning assets                 624,671      13,415        8.59%          536,414      11,614        8.66%
                                              ----------                                 ---------
Noninterest-earning
    assets                            25,099                                    23,215
                                 -----------                               -----------
    Total assets                 $   649,770                               $   559,629
                                 ===========                               ===========

Interest-bearing liabilities:
    Passbook accounts             $   57,554     $   391        2.72%       $   60,413     $   405        2.68%
    Money market/NOW accounts         83,712         353        1.69%           81,275         375        1.85%
    Certificates of deposit          312,503       4,476        5.73%          268,806       3,785        5.63%
                                  ----------  ----------                    ----------   ---------
    Total deposits                   453,769       5,220        4.60%          410,494       4,565        4.45%

    Short-term FHLB advances          77,735       1,135        5.84%           70,681       1,004        5.68%
    Long-term FHLB advances           40,649         640        6.30%            7,643         105        5.50%
                                  ----------  ----------                    ----------   ---------
    Total advances                   118,384       1,775        6.00%           78,324       1,109        5.66%

    Convertible subordinated
      debentures                       8,197         138        6.77%            8,774         148        6.75%
                                  ----------  ----------                    ----------   ---------

    Total interest-
      bearing liabilities            580,350       7,133        4.92%          497,592       5,822        4.68%
                                              ----------                                 ---------
Noninterest-bearing
  liabilities                          9,099                                     7,112
                                 -----------                               -----------
    Total liabilities                589,449                                   504,704
Shareholders' equity                  60,321                                    54,925
                                 -----------                               -----------

    Total liabilities and
      shareholders' equity       $   649,770                               $   559,629
                                 ===========                               ===========
NET INTEREST INCOME/
  INTEREST RATE SPREAD                         $   6,282        3.67%                    $   5,792        3.98%
                                               =========     ========                    =========     ========
NET INTEREST-EARNING
  ASSETS/NET YIELD ON
  INTEREST-EARNING ASSETS         $   44,321                    4.02%       $   38,822                    4.32%
                                  ==========                 ========       ==========                 ========
RATIO OF INTEREST-EARNING
  ASSETS TO INTEREST-BEARING
  LIABILITIES                                                 107.64%                                   107.80%
                                                             ========                                   =======


                             SECURITY FIRST CORP.

                             RATE/VOLUME ANALYSIS


The changes in net interest income for the three months ended June 30, 1997, as compared to the same period in the prior year, are analyzed in the following table. The table shows the changes by major component, distinguishing between changes related to volume as opposed to changes in interest rates and the net effect of both. Changes not solely attributable to volume or rate changes have been allocated in proportion to the changes due to volume and rate.
(Dollars in thousands)

                                             For the Three Months Ended June 30,
                                             -----------------------------------
                                                      1997 vs. 1996
                                             -----------------------------------
                                                   Increase
                                                  (Decrease)              Total
                                                    Due to              Increase
                                              Volume      Rate         (Decrease)
                                             ---------   ------        ----------
          INTEREST-EARNING ASSETS:
              Loans                          $   1,938    ($162)        $   1,776
              Mortgage-backed securities           (15)      (1)              (16)
              Investment securities                 33       12                45
              Short-term investments               (65)      61                (4)
                                             ---------  -------         ---------
              Total interest-earning
                 assets                      $   1,891    ($ 90)        $   1,801
                                             =========  =======         =========

          INTEREST-BEARING LIABILITIES:
              Passbook accounts                    (20)       6               (14)
              Money market/NOW                      12      (34)              (22)
              Certificates of Deposit              625       66               691
                                             ---------  -------         ---------
              Total deposits                       617       38               655


              Short-term FHLB advances             102       29               131
              Long-term FHLB advances              517       18               535
                                             ---------  -------         ---------
              Total advances                       619       47               666

              Convertible subordinated
                 debentures                        (11)       1               (10)
                                             ---------  -------         ---------

              Total interest-bearing
                 liabilities                 $   1,225    $  86         $   1,311
                                             =========  =======         =========

          CHANGE IN NET INTEREST INCOME                                 $     490
                                                                        =========




RESULTS OF OPERATIONS

NET INTEREST INCOME

      Net interest income of $6.3 million for the quarter ended June 30, 1997 was up 8.5% from the $5.8 million for the comparable quarter last year, as a result of greater loan volume and outstanding loan portfolio balance as compared to the prior year's quarter. The Company's interest rate spread (which represents the difference between the rate earned on assets and the rate paid on liabilities) was 3.67% for the current quarter compared with 3.98% for the June quarter last year. The Company's interest rate spread for the current quarter decreased mainly as a result of increased costs on interest-bearing liabilities.

      Total interest income for the current quarter increased $1.8 million over the prior year's same period. This increase was almost exclusively related to increased volume in the loan portfolio. Average loans outstanding were $577 million in the current quarter compared to $488 million for the quarter ended June 30, 1996. The weighted average yield on loans was 8.76% for the current quarter compared to 8.90% for the same period last year. The overall average yield on interest-earning assets was 8.59% for the June 30, 1997, quarter compared with 8.66% for the June 30, 1996, quarter.

      The decrease in interest income on mortgage-backed securities during the current periods was due to the decline in the average balance outstanding resulting from principal repayments and prepayments received on the underlying mortgages.

      During the three months ended June 30, 1997, interest income on investment securities and short-term investments, which included interest-earning deposits and Federal funds sold, increased to $728,000 from $687,000 in the prior year period, principally due to higher average rates in the current period.

      Total interest expense increased approximately $1.3 million in the current quarter over the same period last year, the majority of which related to greater volume of time deposits and FHLB advances required to fund loan activity. Interest expense on deposits was higher compared to the prior year due to approximately $44 million higher average balances outstanding and somewhat higher rates paid on certificates of deposit. Interest expense related to FHLB advances increased $666,000 for the quarter ended June 30, 1997 as a result of $118 million in average outstanding advances compared with $78 million in average outstanding advances for the quarter ended June 30, 1996.

      Interest expense on the Company's convertible subordinated debentures decreased slightly from the prior year due to the effect of conversions to common stock. The debentures, which have a coupon interest rate of 6.25%, have a final maturity of May 1, 2008. The effective cost of these funds is increased by the amortization of related deferred issuance costs.

OTHER INCOME

      Other income in the current quarter increased slightly, to $442,000, from $434,000 in last year's first quarter largely due to the recognition of profits from joint ventures in SF Development Corporation.

OTHER EXPENSES

      Other operating expenses for the current quarter were up 4.8% over the same period last year. Operating expenses were affected by annual increases in compensation and a larger employee base, along with increases in occupancy, marketing and professional services expenses offset by a decrease in the Federal Deposit Insurance premium.

FEDERAL INCOME TAX

      The Company's provision for Federal income taxes were at comparable tax rates for the three months ended June 30, 1997 and 1996.

SELECTED OPERATING RATIOS

                              Three months ended
                                    June 30,
                             ---------------------
                                 1997       1996
                             ---------------------
Return on average assets
 (annualized)                    1.35%      1.38%

Return on average equity
 (annualized)                   14.52%     14.08%

Yield on average interest-
  earning assets                 8.59%      8.66%

Cost of average interest-bearing
  liabilities                    4.92%      4.68%

Interest rate spread during
   period                        3.67%      3.98%

Net yield on interest-earning
   assets                        4.02%      4.32%

Efficiency ratio (a)             48.9%      50.3%


(a) Calculated as other operating expenses (excluding amortization of goodwill) divided by the sum of net interest income and other income, not including non-recurring items and securities gains and losses.

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

          Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

          a.  Part 1.  Exhibits

              Exhibit
               Number                 Description
             --------    -----------------------------------
                11       Statement regarding computation
                            of per share earnings

                27       Financial Data Schedule - EDGAR only

             There were no reports on Form 8-K filed during the Registrant's first quarter ended June 30, 1997.

                              SECURITY FIRST CORP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SECURITY FIRST CORP.

Date:  August 11, 1997      /s/  Charles F. Valentine
                            ------------------------------------
                            Charles F. Valentine, Chairman of the
                            Board and Chief Executive Officer

Dated: August 11, 1997      /s/ Austin J. Mulhern
                            ------------------------------------
                            Austin J. Mulhern, President and
                            Chief Operating Officer

Dated: August 11, 1997      /s/ Mary H. Crotty
                            ------------------------------------
                            Mary H. Crotty, Vice President,
                            Treasurer, and Chief Financial Officer