Form 10-Q
period 1997-09-30
SECURITY FIRST CORP
filed 1997-11-14
CIK 895094

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number 0-21212
                                                -------

                              SECURITY FIRST CORP.
             (Exact name of registrant as specified in its charter)

           Delaware                                         34-1724675
           ------------------------------------------------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                         Identification Number)

      1413 Golden Gate Boulevard
        Mayfield Heights, Ohio                              44124-1800
        ----------------------                              ----------
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

               Yes   X                 No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value                        7,576,270
------------------- --- -----                        ---------
            (Class)                         (Outstanding at November 7, 1997)

                              SECURITY FIRST CORP.

                                TABLE OF CONTENTS
                                ----- -- --------

PART I.  FINANCIAL INFORMATION                              PAGE

  Item 1.  Financial Statements:

           Consolidated Statements of Financial Condition
           as of September 30, 1997, March 31, 1997 and
           September 30, 1996.............................    3

           Consolidated Statements of Income for the three
           and six months ended September 30, 1997 and 1996   4

           Consolidated Statements of Cash Flows for the six months ended September 30, 1997 and 1996... 5-6

           Notes to Consolidated Financial Statements.....  7-8

  Item 2.  Management's Discussion and Analysis of
           Financial Conditions and Results of Operations. 9-19


PART II.   OTHER INFORMATION..............................   20


SIGNATURES................................................   21

Part I. - Financial Information

                              SECURITY FIRST CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       SEPTEMBER 30,     MARCH 31,     SEPTEMBER 30,
                                                                            1997           1997            1996
                                                                        (Unaudited)                    (Unaudited)
                                                                        -----------------------------------------
ASSETS:
Cash and deposits with banks                                            $   7,716       $   4,685       $   4,955
Interest bearing deposits with banks                                        3,326           1,826           2,371
Federal funds sold and short term investments                               2,200           2,153           2,235
                                                                        -----------------------------------------

   Total cash and cash equivalents                                         13,242           8,664           9,561
                                                                        -----------------------------------------

Investment securities - held to maturity (market values
  of $11,995, $6,986, and $6,993 at September 30, 1997, March 31,
  1997, and September 30, 1996)                                            12,000           7,000           7,000
Investment securities - available for sale (amortized cost of
  $25,362, $24,969, and $25,156 at September 30, 1997, March 31,
  1997, and September 30, 1996, respectively)                              25,392          24,576          24,858
Mortgage-backed securities - available for sale (amortized cost of
  $2,131 at September 30, 1997, $2,469 at March 31, 1997 and
  $2,749 at September 30, 1996)                                             2,197           2,523           2,824
Loans held for sale                                                        14,800            -               -
Loans - net (including allowance for loan losses of
  $5,092 at September 30, 1997, $4,968 at March 31, 1997
  and $4,786 at September 30, 1996)                                       588,481         567,975         531,267
Accrued interest receivable                                                 4,219           4,032           3,755
Federal Home Loan Bank stock - at cost                                      6,788           6,400           5,656
Premises and equipment - net                                                8,685           8,853           8,909
Cost in excess of fair value of net
  assets acquired (goodwill)                                                  975           1,028           1,081
Prepaid expenses and other assets                                           4,048           3,710           4,911
                                                                        -----------------------------------------

   TOTAL ASSETS                                                         $ 680,827       $ 634,761       $ 599,822
                                                                        =========================================


LIABILITIES:
Deposits                                                                $ 479,961       $ 445,182       $ 420,061
Advances from Federal Home Loan Bank-at cost                              123,629         115,221         107,397
Convertible subordinated debentures                                         7,398           8,479           8,759
Advance payments by borrowers for taxes
  and insurance (escrow)                                                    1,954           1,498           1,791
Accrued interest payable                                                    2,407           2,058           1,686
Accounts payable and other accrued expenses                                 2,419           2,888           4,516
                                                                        -----------------------------------------

   Total liabilities                                                      617,768         575,326         544,210
                                                                        -----------------------------------------

SHAREHOLDERS' EQUITY:
Preferred stock (1,000,000 shares authorized,
  none issued)                                                                -               -               -
Common stock, par value $.01 per share; 20,000,000
  shares authorized; 7,591,777 shares outstanding
  at September 30, 1997, 7,504,649 at March 31, 1997
  and 7,457,730 at September 30, 1996 (a)                                      76              50              50
Capital in excess of par value                                             16,037          14,915          14,570
Net unrealized gain (loss) on investments and mortgage-backed securities, (net of tax of $32 at September 30,1997,
  ($111) at March 31, 1997, and ($78) at September 30, 1996)                   63            (224)           (147)
Unearned compensation                                                        (178)           (216)           (254)
Unearned employee stock ownership plan shares                                 -               -              (424)
Treasury stock (51,591 shares at September 30, 1997), at cost                (816)            -               -
Retained earnings (substantially restricted)                               47,877          44,910          41,817
                                                                        -----------------------------------------

   Total shareholders' equity                                              63,059          59,435          55,612
                                                                        -----------------------------------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 680,827       $ 634,761       $ 599,822
                                                                        =========================================

(a) Adjusted to reflect the three-for-two stock split distributed on July 31, 1997.

                See notes to consolidated financial statements.

Part I. - Financial Information

                              SECURITY FIRST CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (In thousands, except per share data)


                                           Three months ended          Six months ended
                                             September 30,              September 30,
                                                 1997       1996           1997          1996
                                           -----------------------      -----------------------
Interest Income:
  Loans                                    $ 13,013       $ 11,337      $ 25,655       $ 22,203
  Mortgage-backed securities                     45             58            91            119
  Investment securities                         647            597         1,272          1,160
  Short-term investments                        121            114           224            238
                                           -----------------------      -----------------------

    Total interest income                    13,826         12,106        27,242         23,720
                                           -----------------------      -----------------------

Interest Expense:
  Deposits                                    5,609          4,670        10,830          9,236
  Short-term FHLB advances                    1,208          1,274         2,343          2,279
  Long-term FHLB advances                       438            174         1,078            279
  Convertible subordinated debentures           132            147           270            294
                                           -----------------------      -----------------------

    Total interest expense                    7,387          6,265        14,521         12,088

                                           -----------------------      -----------------------

Net interest income                           6,439          5,841        12,721         11,632
Provision for loan losses                        84             84           142            180
                                           -----------------------      -----------------------

Net interest income after provision
  for loan losses                             6,355          5,757        12,579         11,452

Other Income:
  Service charges and other fees                400            368           798            770
  Gain (loss) on loan sales                     (51)            49           (51)            49
  Other                                          65             24           109             55
                                           -----------------------      -----------------------

     Other income                               414            441           856            874
                                           -----------------------      -----------------------

Other Expenses:
  Salaries and employee benefits              1,593          1,410         3,211          2,819
  Occupancy and equipment                       463            434           931            864
  Federal deposit insurance                      70          2,802           144          3,038
  Marketing                                      78            112           200            213
  Professional fees                             119            117           246            231
  Data processing                               127            124           252            254
  Printing and supplies                          87             78           168            147
  Amortization of goodwill                       26             27            52             54
  Supervisory assessment                         37             34            70             66
  Other                                         630            583         1,268          1,194
                                           -----------------------      -----------------------
     Other expenses                           3,230          5,721         6,542          8,880
                                           -----------------------      -----------------------

Income before federal income taxes            3,539            477         6,893          3,446

Federal income taxes                          1,234            191         2,398          1,226
                                           -----------------------      -----------------------

Net Income                                 $  2,305       $    286      $  4,495       $  2,220
                                           =======================      =======================

Earnings Per Share:(a)
  Primary                                  $   0.30       $   0.04      $   0.58       $   0.29
                                           =======================      =======================

  Fully diluted                            $   0.27       $   0.04      $   0.53       $   0.28
                                           =======================      =======================


Cash Dividends Per Share (a)               $   0.08       $   0.07      $   0.16       $   0.14
                                           =======================      =======================

(a) Earnings per share and cash dividends per share calculations for all periods were restated to reflect the three-for-two stock split distributed on July 31, 1997.

                See notes to consolidated financial statements.

Part I. - Financial Information

                              SECURITY FIRST CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)


                                                            Six Months Ended
                                                              September 30,
                                                                1997            1996
                                                            -------------------------

OPERATING ACTIVITIES:
---------------------

Net Income                                                  $   4,495       $   2,220
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Provision for loan losses                                    142             180
     Accretion of discounts, amortization of
       premiums, and other deferred yield items                   105             705
     Depreciation and amortization                                435             370
     Amortization of goodwill                                      53              54
     Effect of change in accrued interest
       receivable and payable                                     162             (76)
     Equity income from joint ventures                            (65)            -
     FHLB stock dividends                                        (238)           (155)
     Amortization of unearned compensation                         38              89
     Net change in accounts payable, accrued expenses,
       and other assets                                          (890)          1,499
     Other                                                         33              34
                                                            -------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                       4,270           4,920
                                                            -------------------------



INVESTING ACTIVITIES:
---------------------

Loans originated                                             (131,412)       (161,204)
Increase (decrease) in loans in process                        (1,406)         20,342
Loan principal repayments and maturities                       95,851          78,761
Proceeds from:
   Sales of:
     Loans and loan participations                              1,417          12,242
     Real estate owned                                            -               157
   Mortgage-backed security principal
     repayments and maturities                                    338             424
   Investment security maturities                               2,160           3,479
Purchases of:
   Loans                                                          -            (6,811)
   Investment securities                                       (7,545)         (2,000)
   Premises and equipment                                        (271)           (831)
   FHLB stock                                                    (150)         (1,637)
                                                            -------------------------

NET CASH USED IN INVESTING ACTIVITIES                       ($ 41,018)      ($ 57,078)
                                                            =========================

Part I. - Financial Information

                              SECURITY FIRST CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)


                                                          Six Months Ended
                                                           September 30,
                                                             1997            1996
                                                          -------------------------



FINANCING ACTIVITIES:

Net increase in savings deposits                          $  34,779       $   9,324
Proceeds from additional FHLB advances                      116,900         224,250
Payment of FHLB advances                                   (108,492)       (184,937)
Net increase in mortgage escrow funds                           456             446
Payment of dividends on common stock                         (1,213)         (1,089)
Proceeds from exercise of stock options                         147              68
Purchase of treasury stock                                   (1,251)          ---
                                                          -------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    41,326          48,062
                                                          -------------------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          4,578          (4,096)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              8,664          13,657
                                                          -------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  13,242       $   9,561
                                                          =========================


Supplemental disclosures of cash flow information:

Cash paid during the period for:

  Interest on deposits and borrowings                     $  14,172       $  11,875

  Income taxes                                                2,150           2,048

Noncash investing and financing activities:
  Transfers from loans to real estate acquired
    through foreclosure                                       ---               124

  Effect of conversion of convertible subordinated
    debentures                                                1,081              15


                See notes to consolidated financial statements.

1.   Financial Statements

                              SECURITY FIRST CORP.

             Notes to Consolidated Financial Statements (Unaudited)


1.  BASIS OF PRESENTATION

      The consolidated financial statements of Security First Corp. ("Security First" or "Company") include the accounts of the Company (a multiple savings & loan holding company) and the accounts of its wholly owned subsidiaries, Security Federal Savings and Loan Association ("Security Federal" or "Association"), First Federal Savings Bank of Kent ("First Federal"), and SF Development Corp. All significant inter-company transactions have been eliminated. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of (a) the results of operations for the three and six months ended September 30, 1997 and 1996; (b) the financial condition at September 30, 1997, March 31, 1997 and September 30, 1996; and (c) the statement of cash flows for the six month periods ended September 30, 1997 and 1996. The results of operations for the six month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for a full year.


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


3.  STOCK REPURCHASE PROGRAM

      In December 1996, the Board of Directors of the Company authorized management to repurchase up to 300,000 shares (as adjusted for the July 31, 1997 three-for-two stock split) of the Company's outstanding common stock. The authorization provides that shares will be purchased in the open market at prevailing market prices from time to time over a 12-month period commencing in January, 1997. The repurchased shares will become treasury shares and will be used for general corporate purposes, including the issuance of shares in connection with grants and awards under the Company's stock-based benefit plans. Under this authorization, 86,000 shares were repurchased during the six months ended September 30, 1997, for an aggregate price of $1,251,000. A portion of the shares were reissued in connection with the exercise of stock options. The difference between the repurchase and reissuance prices was treated as a reduction of retained earnings.

4. NEW ACCOUNTING STANDARD

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

ITEM 2.
                              SECURITY FIRST CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Security First's net income was $2,305,000 and $4,495,000 for the second quarter and six months ended September 30, 1997, respectively, as compared with $286,000 and $2,220,000 for the same periods in 1996. The 1996 earnings figure reflects a one-time assessment for the recapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"); without this charge, net income for the three and six months ended September 30, 1996 would have been $1,980,000 and $3,914,000, respectively. The Company's total assets increased 7.3%, from $634.8 million at fiscal year-end March 31, 1997, to $680.8 million at September 30, 1997, principally due to a $35.3 million net increase in loans outstanding, which were funded by increases in both savings deposits, including approximately $10 million in brokered certificates of deposit, and advances from the Federal Home Loan Bank. Also during the current quarter, the Company classified $14.8 million in loans as held for sale; these loans are accounted for at lower of cost or market.

      Shareholders' equity (capital) at September 30, 1997 increased $3.6 million since March 31, 1997, mainly as a result of $4.5 million in net income and increased paid-in-capital from bond conversions and tax benefits relating to the exercise of stock options, offset by the payment of $1.2 million in cash dividends.

      As noted in the "Capital" section, both Security Federal's and First Federal's regulatory capital ratios at September 30, 1997 exceeded all regulatory capital requirements, and both have been categorized as "well-capitalized" by the Office of Thrift Supervision ("OTS").


ASSET QUALITY

      The Company's provision for loan losses was $84,000 and $142,000 for the second quarter and six months ended September 30, 1997, respectively, compared with $84,000 and $180,000 for the same periods last year. The allowance for loan losses of $5,092,000 at September 30, 1997 increased nearly 6.4% from $4,786,000 at September 30, 1996. Nonperforming loans increased from $1.3 million at September 30, 1996 to $2.2 million at September 30, 1997.

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

NON-PERFORMING ASSETS:

                              AT OR FOR THE    AT OR FOR THE    AT OR FOR THE
                              QUARTER ENDED     YEAR ENDED      QUARTER ENDED
                              SEPTEMBER 30,      MARCH 31,       SEPTEMBER 30,
                                   1997            1997             1996
                                  ------          ------          -------
Non-accrual loans                 $2,248          $1,643          $ 1,118
Accruing loans past due
    90 days                        ---             ---                144
Real estate owned                      3               5                6
                                  ------          ------          -------
    Total non-performing
      assets                      $2,251          $1,648          $ 1,268
                                  ======          ======          =======
Allowance for loan loss           $5,092          $4,968          $ 4,786
                                  ======          ======          =======

RATIOS:

Non-performing assets
 to total assets                     .33%           0.26%            0.21%
                                  ======          ======          =======
Non-performing loans
 to total loans (before
 allowance for loan losses)          .37%           0.29%            0.24%
                                  ======          ======          =======
Allowance for loan losses
 to non-performing loans             227%            302%             379%
                                  ======          ======          =======
Allowance for loan losses
 to period-end loans (before
 allowance for loan losses)         0.84%           0.87%            0.89%
                                  ======          ======          =======
Net charge offs (recoveries)
 to average loans                  ---             (0.01)%          (0.01%)
                                  ======          ======          =======


 POTENTIAL PROBLEM LOANS:

          As of September 30, 1997, the Company had $2.3 million of potential problem loans, where known information about possible credit problems of the borrower caused management to have some doubts as to the ability of the borrower to comply with present loan repayment terms and may result in disclosure of such loans in the future. Presently these loans are current and, therefore, not reflected in the above table. Management believes that these loans are adequately secured and no material loss is expected; however, such loans are subject to allowance for credit losses of approximately $110,000.

      Management is of the opinion that the allowance for loan losses at September 30, 1997, which represents 227% of total non-performing loans, is adequate to meet potential losses in the loan portfolio. It must be understood, however, that there are inherent risks and uncertainties related to the operation of a financial institution. By necessity, the Company's presentation of loans and real estate owned in the consolidated financial statements is dependent upon estimates, appraisals and evaluations of loans. Therefore, the possibility exists that abrupt changes in economic and other market circumstances can change such estimates, appraisals, and evaluations and require them to be revised.


LIQUIDITY

      The term "liquidity" refers to the ability of the Company to generate adequate amounts of cash to meet its needs, typically for the funding of loan originations. The Company's liquidity is a measure of its ability to fund loans and meet withdrawals of deposits and other cash outflows in a cost-effective manner. The principal sources of funds for the Company's operations are cash flows generated from earnings, savings deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investment securities and borrowings from the FHLB. Because a significant portion of the Company's loan originations consist of relatively short-term construction and development loans, the funding source for new loan originations is frequently derived from maturities and prepayments of other construction loans. In addition, Security Federal and First Federal also have the ability to borrow against their eligible collateral, or an additional $11.2 million and $9.9 million, respectively, (as of September 30, 1997) from the FHLB, if the need arises.

      Management regularly reviews the Company's need for cash to fund its operation and believes that the aforementioned sources of funds are adequate for its projected requirements. Current federal regulations require that a savings institution maintain an average daily balance of liquid assets of at least 5% of the sum of its average balance of net withdrawable deposits accounts and borrowings payable in one year or less. The OTS recently announced that it plans to lower the liquid asset requirement to 4%. For the quarter ended September 30, 1997, Security Federal's average liquidity ratio was 6.50%, compared to 6.99% for the quarter ended September 30, 1996. First Federal's liquidity ratios were 11.68% and 12.32% for the quarters ended September 30, 1997 and 1996, respectively.

CAPITAL

      Regulatory capital for Security Federal and First Federal at September 30, 1997 exceeded all the minimum capital requirements specified by federal regulations. In addition, both subsidiaries exceeded the capital level required by OTS to be classified as a "well-capitalized" institution as demonstrated in the following table (dollar amounts in thousand):


                                       SECURITY FEDERAL
                                       ----------------
                              Tier 1     Tier 1    Total
                               Core      Risk-     Risk-
                             Leverage    Based     Based  Tangible
                             Capital    Capital   Capital  Capital
                             -------   -------   -------  --------
Capital amount - actual      $44,974    $44,974  $49,492  $44,974
  well-capitalized level      28,431     26,489   44,149    8,529
                              ------     ------   ------   ------
               - excess      $16,543    $18,485  $ 5,343  $36,445
                              ======     ======   ======   ======
Capital ratio  - actual        7.91%     10.19%   11.21%    7.91%
              - required       3.00       4.00     8.00     1.50
                               -----      -----    -----    -----
              - excess         4.91%      6.19%    3.21%    6.41%
                               ====       ====     ====     ====
Capital ratio  - actual        7.91%     10.19%   11.21%
well-capitalized level         5.00       6.00    10.00
                              -----      -----    -----
              - excess         2.91%      4.19%    1.21%
                              =====      =====    =====

                                       FIRST FEDERAL
                                       -------------
                             Tier 1     Tier 1    Total
                              Core      Risk-     Risk-
                            Leverage    Based     Based  Tangible
                             Capital   Capital   Capital  Capital
                             -------   -------   -------  --------
Capital amount - actual       $8,297     $8,297   $8,680   $8,297
 well capitalized level        4,737      3,712    6,186    1,421
                              ------     ------   ------   ------
               - excess       $3,560     $4,585   $2,494   $6,876
                              ======     ======   ======   ======
Capital ratio  - actual        8.76%      8.76%   13.50%    8.76%
               - required      3.00       4.00     8.00     1.50
                               -----      -----    -----    -----
               - excess        5.76%      4.76%    5.50%    7.26%
                               =====      =====    =====    =====
Capital ratio  - actual        8.76%      8.76%   13.50%
well capitalized level         5.00       6.00    10.00
                               ----       ----    -----
               - excess        3.76%      2.76%    3.50%
                               =====      =====    =====

                              SECURITY FIRST CORP.
                             AVERAGE BALANCE SHEETS


The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended September 30, 1997 and 1996. Average balance calculations were based on daily and monthly balances. (Dollars in thousands)


                                                               Three months ended September 30,
                                         /----------1997----------\                      /---------1996---------\
                                         ----------------------------------------        -----------------------------------------

                                         Average                           Yield/         Average                           Yield/
                                         Balance     Interest               Cost          Balance       Interest            Cost
                                         ----------------------------------------        -----------------------------------------

Interest-earning assets:
    Loans                                 $588,014     $13,013              8.85%         $515,203       $11,337            8.80%
    Mortgage-backed
      securities                             2,206          45              8.16%            2,831            58            8.19%
    Investment securities                   39,815         647              6.50%           37,195           597            6.42%
    Short-term investments                   8,849         121              5.47%            8,578           114            5.32%
                                         ---------    --------                          ----------     ---------

    Total interest-
      earning assets                       638,884      13,826              8.66%          563,807        12,106            8.59%
                                                      --------                                         ---------
Noninterest-earning
    assets                                  25,577                                          23,252
                                         ---------                                      ----------

    Total assets                          $664,461                                        $587,059
                                         =========                                      ==========


Interest-bearing liabilities:
    Passbook accounts                      $57,345        $396              2.76%          $58,962          $401            2.72%
    Money market/NOW accounts               86,746         359              1.66%           82,566           375            1.82%
    Certificates of deposit                333,317       4,854              5.82%          273,468         3,894            5.70%
                                         ---------    --------                          ----------     ---------
    Total deposits                         477,408       5,609              4.70%          414,996         4,670            4.50%

    Short-term FHLB advances                80,621       1,208              5.99%           88,349         1,274            5.77%
    Long-term FHLB advances                 28,049         438              6.25%           11,640           174            5.98%
                                         ---------    --------                          ----------     ---------
    Total advances                         108,670       1,646              6.06%           99,989         1,448            5.79%

    Convertible subordinated
      debentures                             7,754         132              6.81%            8,767           147            6.71%
                                         ---------    --------                          ----------     ---------

    Total interest-
      bearing liabilities                  593,832       7,387              4.98%          523,752         6,265            4.79%
                                                      --------                                         ---------
Noninterest-bearing
  liabilities                                8,550                                           7,150
                                         ---------                                      ----------

    Total liabilities                      602,382                                         530,902
Shareholders' equity                        62,079                                          56,157
                                         ---------                                      ----------

    Total liabilities and
      shareholders' equity                $664,461                                        $587,059
                                         =========                                      ==========

NET INTEREST INCOME/
  INTEREST RATE SPREAD                                  $6,439              3.68%                         $5,841            3.80%
                                                      ========       ===========                       =========       =========

NET INTEREST-EARNING
  ASSETS/NET YIELD ON
  INTEREST-EARNING ASSETS                  $45,052                          4.03%          $40,055                          4.14%
                                         =========                   ===========        ==========                     =========

RATIO OF INTEREST-EARNING
  ASSETS TO INTEREST-BEARING
  LIABILITIES                                                             107.59%                                         107.65%
                                                                     ===========                                       =========


                              SECURITY FIRST CORP.
                             AVERAGE BALANCE SHEETS


The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the six month periods ended September 30, 1997 and 1996. Average balance calculations were based on daily and monthly balances. (Dollars in thousands)


                                                          Six months ended September 30,
                                      /---------1997---------\                       /---------1996---------\
                                      ---------------------------------------        -----------------------------------

                                       Average                         Yield/        Average                      Yield/
                                       Balance        Interest         Cost          Balance     Interest         Cost
                                      ---------------------------------------        -----------------------------------

Interest-earning assets:
    Loans                               $582,479       $25,655          8.81%        $501,778    $22,203         8.85%
    Mortgage-backed
      securities                           2,264            91          8.04%           2,957        119         8.05%
    Investment securities                 38,751         1,272          6.56%          36,440      1,160         6.37%
    Short-term investments                 8,283           224          5.41%           8,935        238         5.33%
                                      ----------     ---------                      ---------   --------

    Total interest-
      earning assets                     631,777        27,242          8.62%         550,110     23,720         8.62%
                                                     ---------                                  --------
Noninterest-earning
    assets                                25,339                                       23,235
                                      ----------                                    ---------

    Total assets                        $657,116                                     $573,345
                                      ==========                                    =========


Interest-bearing liabilities:
    Passbook accounts                    $57,449          $787          2.74%         $59,688       $806         2.70%
    Money market/NOW accounts             85,229           712          1.67%          81,920        750         1.83%
    Certificates of deposit              322,910         9,331          5.77%         271,137      7,680         5.66%
                                      ----------     ---------                      ---------   --------
    Total deposits                       465,588        10,830          4.65%         412,745      9,236         4.48%

    Short-term FHLB advances              79,179         2,343          5.92%          79,515      2,279         5.73%
    Long-term FHLB advances               34,348         1,078          6.28%           9,641        279         5.79%
                                      ----------     ---------                      ---------   --------
    Total advances                       113,527         3,421          6.03%          89,156      2,558         5.74%

    Convertible subordinated
      debentures                           7,976           270          6.77%           8,771        294         6.70%
                                      ----------     ---------                      ---------   --------

    Total interest-
      bearing liabilities                587,091        14,521          4.95%         510,672     12,088         4.73%
                                                     ---------                                  --------
Noninterest-bearing
  liabilities                              8,825                                        7,132
                                      ----------                                    ---------

    Total liabilities                    595,916                                      517,804
Shareholders' equity                      61,200                                       55,541
                                      ----------                                    ---------

    Total liabilities and
      shareholders' equity              $657,116                                     $573,345
                                      ==========                                    =========

NET INTEREST INCOME/
  INTEREST RATE SPREAD                                 $12,721          3.67%                    $11,632         3.89%
                                                     =========       =======                    ========   ==========

NET INTEREST-EARNING
  ASSETS/NET YIELD ON
  INTEREST-EARNING ASSETS                $44,686                        4.03%         $39,438                    4.23%
                                      ==========                     =======        =========              ==========

RATIO OF INTEREST-EARNING
  ASSETS TO INTEREST-BEARING
  LIABILITIES                                                         107.61%                                  107.72%
                                                                    ========                               ==========


                              SECURITY FIRST CORP.

                              RATE/VOLUME ANALYSIS


The changes in net interest income for the three months ended September 30, 1997, as compared to the same period in the prior year, are analyzed in the following table. The table shows the changes by major component, distinguishing between changes related to volume as opposed to changes in interest rates and the net effect of both. Changes not solely attributable to volume or rate changes have been allocated in proportion to the changes due to volume and rate. (Dollars in thousands)



                                   For the Three Months Ended September 30,
                                   ---------------------------------------

                                              1997 vs. 1996
                                   ---------------------------------------

                                           Increase
                                           (Decrease)           Total
                                            Due to             Increase
                                    Volume          Rate       (Decrease)
                                    -------       -------       -------


INTEREST-EARNING ASSETS:
    Loans                           $ 1,611       $    65       $ 1,676
    Mortgage-backed securities          (13)          ---           (13)
    Investment securities                42             8            50
    Short-term investments                4             3             7
                                    -------       -------       -------

    Total interest-earning
       assets                       $ 1,644       $    76       $ 1,720
                                    =======       =======       =======



INTEREST-BEARING LIABILITIES:
    Passbook accounts                   (11)            6            (5)
    Money market/NOW                     21           (37)          (16)
    Certificates of Deposit             870            90           960
                                    -------       -------       -------
    Total deposits                      880            59           939


    Short-term FHLB advances           (119)           53           (66)
    Long-term FHLB advances             256             8           264
                                    -------       -------       -------
    Total advances                      137            61           198

    Convertible subordinated
       debentures                       (17)            2           (15)
                                    -------       -------       -------

    Total interest-bearing
       liabilities                  $ 1,000       $   122       $ 1,122
                                    =======       =======       =======



CHANGE IN NET INTEREST INCOME                                      $598
                                                                =======


                              SECURITY FIRST CORP.

                              RATE/VOLUME ANALYSIS


The changes in net interest income for the six months ended September 30, 1997, as compared to the same period in the prior year, are analyzed in the following table. The table shows the changes by major component, distinguishing between changes related to volume as opposed to changes in interest rates and the net effect of both. Changes not solely attributable to volume or rate changes have been allocated in proportion to the changes due to volume and rate.
(Dollars in thousands)



                                                   For the Six Months Ended September 30,
                                                   --------------------------------------

                                                               1997 vs. 1996
                                                   --------------------------------------

                                                          Increase
                                                          (Decrease)            Total
                                                            Due to             Increase
                                                    Volume         Rate       (Decrease)
                                                    -------       -------      ---------


INTEREST-EARNING ASSETS:
    Loans                                           $ 3,554       ($  102)      $ 3,452
    Mortgage-backed securities                          (28)          ---           (28)
    Investment securities                                75            37           112
    Short-term investments                              (18)            4           (14)
                                                    -------       -------       -------

    Total interest-earning
       assets                                       $ 3,583       ($   61)      $ 3,522
                                                    =======       =======       =======



INTEREST-BEARING LIABILITIES:
    Passbook accounts                                   (31)           12           (19)
    Money market/NOW                                     33           (71)          (38)
    Certificates of Deposit                            1493           158         1,651
                                                    -------       -------       -------
    Total deposits                                     1495            99          1594


    Short-term FHLB advances                            (10)           74            64
    Long-term FHLB advances                             773            26           799
                                                    -------       -------       -------
    Total advances                                      763           100           863

    Convertible subordinated
       debentures                                       (27)            3           (24)
                                                    -------       -------       -------

    Total interest-bearing
       liabilities                                  $ 2,231       $   202       $ 2,433
                                                    =======       =======       =======



CHANGE IN NET INTEREST INCOME                                                   $ 1,089
                                                                                =======

RESULTS OF OPERATIONS

NET INTEREST INCOME

      Net interest income increased to $6.4 million and $12.7 million for the three and six months ended September 30, 1997, respectively, from $5.8 million and $11.6 million for the comparable periods last year, as a result of greater average loan balances as compared to the prior year's quarter. The Company's interest rate spread (which represents the difference between the rate earned on assets and the rate paid on liabilities) was 3.68% for the current quarter and 3.67% for the six months ended September 30, 1997, compared with 3.80% and 3.89%, respectively, for the same periods in prior year. The Company's interest rate spread has decreased as a result of increased costs on interest-bearing liabilities due to higher market rates in the current year combined with increased use of FHLB borrowings.

      Total interest income increased $1.7 million for the current quarter and $3.5 million for the current six months compared to the same periods in 1996. This increase was almost exclusively related to increased volume in the loan portfolio. Average loans outstanding were $588 million and $582 million for the three month and six month periods ended September 30, 1997, respectively, compared to $515 million and $502 million for the same periods in 1996. The overall average yield on interest-earning assets increased to 8.66% for the current quarter, compared to 8.59% for the quarter ended September 30, 1996. The overall average yield on interest-earning assets was 8.62% for both six month periods ending September 30, 1997 and 1996.

      The decrease in interest income on mortgage-backed securities during the current periods was due to the decline in the average balance outstanding resulting from principal repayments and prepayments received on the underlying mortgages.

      During the three months and six months ended September 30, 1997, interest income on investment securities and short-term investments, which included interest-earning deposits and Federal funds sold, increased to $768,000 and $1,496,000, respectively, from $711,000 and $1,398,000 in the prior periods, due to a combination of higher average market rates and higher average balances outstanding in the current periods.

      Total interest expense increased approximately $1.1 million in the current quarter and $2.4 million in the current six months over the same periods last year; these increases were related mainly to the greater volume of time deposits and FHLB advances which were required to fund loan activity. The average balances of deposits outstanding for the three months and six months ended September 30, 1997, increased by $62.4 million and $52.8 million, respectively, compared to the same periods in 1996. Interest expense related to FHLB advances increased $198,000 for the quarter ended September 30, 1997 compared to the same period in 1996, mainly as a result an $8.7 million increase in the average balance of outstanding advances. For the six months ended September 30, 1997, FHLB advance interest increased $863,000 compared to the same period last year, mainly as a result of a $24.4 million increase in the average balance of advances outstanding.

      Interest expense on the Company's convertible subordinated debentures decreased slightly from the prior year due to the effect of conversions to common stock. The debentures, which have a coupon interest rate of 6.25%, have a final maturity of May 1, 2008. The effective cost of these funds is increased by the amortization of related deferred issuance costs.

OTHER INCOME

      Other income for the three months and the six months ended September 30, 1997 decreased slightly, as increases in service charges and income from subsidiaries were offset by losses on loan sales.

OTHER EXPENSES

      Other operating expenses for the current quarter and the current six months were $3.2 million and $6.5 million, respectively, compared to $5.7 million and 8.9 million for the same periods in 1996. The 1996 expense figures include $2.6 million for the special one-time assessment which was required from all federally insured institutions for the recapitalization of the SAIF insurance fund. Excluding this one-time charge, operating expenses were slightly higher in 1997, mainly due to increases in employee compensation and occupancy expenses, offset by a decrease in federal deposit insurance premiums.


SELECTED OPERATING RATIOS


                           Three months ended     Six months ended
                             September 30,         September 30,
                             ------------------------------------
                                1997       1996     1997     1996
                             ------------------------------------
Return on average assets
 (annualized)                  1.39%      0.19%    1.37%    0.77%
  without SAIF assessment      1.39%      1.35%    1.37%    1.37%

Return on average equity
 (annualized)                 14.85%      2.04%   14.69%    7.99%
  without SAIF assessment     14.85%     14.10%   14.69%   14.09%

Yield on average interest-
  earning assets               8.66%      8.59%    8.62%    8.62%

Cost of average interest-
  bearing liabilities          4.98%      4.79%    4.95%    4.73%

Interest rate spread during
   period                      3.68%      3.80%    3.67%    3.89%

Net yield on interest-earning
   assets                      4.03%      4.14%    4.03%    4.23%


Efficiency ratio (a)           46.4%      50.2%    47.6%    50.2%


(a) Calculated as other operating expenses (excluding amortization of goodwill and one-time recapitalization SAIF assessment) divided by the sum of net interest income and other income, not including non-recurring items and securities gains and losses.

FEDERAL INCOME TAX

      The Company's provision for Federal income taxes for the three months and the six months ended September 30, 1997 increased to $1,234,000 and $2,398,000, respectively, compared to $191,000 and $1,226,000 for the same periods in 1996, due to the increase in pre-tax income.


FORWARD-LOOKING STATEMENTS

         When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public r shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," are expected to," "will continue," "is anticipate," "estimate," "project," "believe," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual result or future periods to differ materially from those anticipated or projected.

         The Company does not undertake -and specifically disclaims any obligation- to publicly release the results of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

          Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

          a.  Part 1.  Exhibits

              Exhibit
               Number                 Description
             --------    -----------------------------------
                11       Statement regarding computation
                            of per share earnings

                27       Financial Data Schedule - EDGAR only



                  There were no reports on Form 8-K filed during the Registrant's second quarter ended September 30, 1997.

                              SECURITY FIRST CORP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SECURITY FIRST CORP.


Date:  November 7, 1997     /s/ Charles F. Valentine
                            ------------------------------------
                            Charles F. Valentine, Chairman of the
                            Board and Chief Executive Officer

Dated: November 7, 1997     /s/ Austin J. Mulhern
                            ------------------------------------
                            Austin J. Mulhern, President and
                            Chief Operating Officer

Dated: November 7, 1997     /s/ Mary H. Crotty
                            ------------------------------------
                            Mary H. Crotty, Vice President and
                            Chief Financial Officer