Form 10-Q
period 1997-12-31
SECURITY FIRST CORP
filed 1998-02-13
CIK 895094

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number 0-21212
                                                -------

                              SECURITY FIRST CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                   34-1724675
         -----------------------------------------------------
(State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                 Identification Number)

  1413 Golden Gate Boulevard
    Mayfield Heights, Ohio                          44124-1800
    ----------------------                          ----------
(Address of principal executive                     (Zip Code)
 offices)

                                 (216) 449-3700
                                 ----  --------
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

               Yes   X                 No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value                    7,528,290
------ ------------ --- ----                     ---------
            (Class)                    (Outstanding at February 9, 1998)

                              SECURITY FIRST CORP.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                             PAGE

  Item 1.  Financial Statements:

           Consolidated Statements of Financial Condition
           as of December 31, 1997, March 31, 1997 and
           December 31, 1996..............................    3

           Consolidated Statements of Income for the three
           and nine months ended December 31, 1997 and 1996   4

           Consolidated Statements of Cash Flows for the nine months ended December 31, 1997 and 1996... 5-6

           Notes to Consolidated Financial Statements.....    7

  Item 2.  Management's Discussion and Analysis of
           Financial Conditions and Results of Operations. 9-19


PART II.   OTHER INFORMATION..............................   21


SIGNATURES................................................   22

EXHIBITS..................................................   23

Part I. - Financial Information

                              SECURITY FIRST CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Dollars in thousands, except per share data)


                                                                        DECEMBER 31,      MARCH 31,      DECEMBER 31,
                                                                           1997             1997            1996
                                                                        (Unaudited)                      (Unaudited)
                                                                     -----------------------------------------------
ASSETS:
Cash and deposits with banks                                             $   7,142        $   4,685        $   6,970
Interest bearing deposits with banks                                         1,026            1,826            2,501
Federal funds sold and short term investments                                3,075            2,153            5,815
                                                                     -----------------------------------------------

Total cash and cash equivalents                                             11,243            8,664           15,286
                                                                      ----------------------------------------------
Investment securities - held to maturity (market values of
  $6,001, $6,986, and $7,012 at December 31, 1997, March
  31, 1997, and December 31, 1996, respectively)                             6,000            7,000            7,000
Investment securities - available for sale (amortized cost of
  $23,443, $24,969, and $24,968 at December 31, 1997, March 31,
  1997, and December 31, 1996, respectively)                                23,422           24,576           24,782
Mortgage-backed securities - available for sale (amortized cost of
  $1,955 at December 31, 1997, $2,469 at March 31, 1997 and
  $2,587 at December 31, 1996)                                               2,017            2,523            2,679
Loans held for sale                                                          1,010            ---              ---
Loans - net (including allowance for loan losses of
  $5,179 at December 31, 1997, $4,968 at March 31, 1997
  and $4,902 at December 31, 1996)                                         609,176          567,975          550,925
Accrued interest receivable                                                  4,296            4,032            3,842
Federal Home Loan Bank stock - at cost                                       6,962            6,400            5,780
Premises and equipment - net                                                 8,581            8,853            9,091
Cost in excess of fair value of net
  assets acquired (goodwill)                                                   949            1,028            1,054
Prepaid expenses and other assets                                            4,220            3,710            3,857
                                                                     -----------------------------------------------
   TOTAL ASSETS                                                        $   677,876      $   634,761      $   624,296
                                                                     ===============================================


LIABILITIES:
Deposits                                                               $   503,637      $   445,182      $   446,137
Advances from Federal Home Loan Bank-at cost                                96,281          115,221          105,012
Convertible subordinated debentures                                          6,875            8,479            8,759
Advance payments by borrowers for taxes
  and insurance (escrow)                                                     2,863            1,498            2,533
Accrued interest payable                                                     2,024            2,058            1,726
Accounts payable and other accrued expenses                                  2,742            2,888            2,458

                                                                     -----------------------------------------------
Total liabilities                                                          614,422          575,326          566,625
                                                                     -----------------------------------------------

SHAREHOLDERS' EQUITY:
Preferred stock (1,000,000 shares authorized,
  none issued)                                                               ---              ---              ---
Common stock, par value $.01 per share; 20,000,000
  shares authorized; 7,570,885 shares outstanding
  at December 31, 1997, 7,504,649 at March 31, 1997
  and 7,460,730 at December 31, 1996 (a)                                        77               50               50
Capital in excess of par value                                              16,013           14,915           14,541
Net unrealized gain (loss) on investments and mortgage-backed securities, (net of tax of $15 at December 31, 1997,
  ($111) at March 31, 1997, and ($37) at December 31, 1996)                     29             (224)             (63)
Unearned compensation                                                         (158)            (216)            (235)
Treasury stock (72,483 shares at December 31, 1997), at cost                (1,305)           ---              ---
Retained earnings (substantially restricted)                                48,798           44,910           43,378
                                                                     -----------------------------------------------

Total shareholders' equity                                                  63,454           59,435           57,671
                                                                     -----------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $   677,876      $   634,761      $   624,296
                                                                     ===============================================


(a) Adjusted to reflect the three-for-two stock split distributed on July 31, 1997


                 See notes to consolidated financial statements.

Part I. - Financial Information
                                     SECURITY FIRST CORP.
                     CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (In thousands, except per share data)

                                              Three months ended                   Nine months ended
                                                  December 31,                        December 31,
                                              1997           1996                 1997           1996
                                           -------------------------           --------------------------
Interest Income:
  Loans                                   $   13,345     $   11,833           $   38,999      $   34,035
  Mortgage-backed securities                      41             54                  132             174
  Investment securities                          623            592                1,895           1,752
  Short-term investments                         184            104                  408             342
                                           -------------------------           --------------------------

    Total interest income                     14,193         12,583               41,434          36,303
                                           -------------------------           --------------------------

Interest Expense:
  Deposits                                     5,786          4,965               16,615          14,200
  Short-term FHLB advances                     1,214            986                3,557           3,266
  Long-term FHLB advances                        481            582                1,559             860
  Convertible subordinated debentures            118            147                  388             442
                                           -------------------------           --------------------------

    Total interest expense                     7,599          6,680               22,119          18,768

                                           -------------------------           --------------------------
Net interest income                            6,594          5,903               19,315          17,535
Provision for loan losses                         84             84                  226             264
                                           -------------------------           --------------------------

Net interest income after provision
  for loan losses                              6,510          5,819               19,089          17,271

Other Income:
  Service charges and other fees                 387            380                1,185           1,154
  Gain (loss) on loan sales                       41            (12)                 (10)             37
  Other                                           34             91                  141             142
                                           -------------------------           --------------------------

     Other income                                462            459                1,316           1,333
                                           -------------------------           --------------------------

Other Expenses:
  Salaries and employee benefits               1,610          1,419                4,821           4,237
  Occupancy and equipment                        503            456                1,434           1,321
  Federal deposit insurance                       73            181                  217             651
  SAIF assessment                               --             --                   --             2,567
  Marketing                                      123            119                  323             332
  Professional fees                              103            143                  349             371
  Data processing                                136            129                  388             384
  Printing and supplies                           81             80                  249             226
  Amortization of goodwill                        26             27                   78              81
  Supervisory assessment                          37             33                  107              99
  Other                                          670            562                1,938           1,760
                                           -------------------------           --------------------------
     Other expenses                            3,362          3,149                9,904          12,029
                                           -------------------------           --------------------------

Income before federal income taxes             3,610          3,129               10,501           6,575

Federal income taxes                           1,254          1,089                3,650           2,315
                                           -------------------------           --------------------------
Net Income                                 $   2,356      $   2,040            $   6,851       $   4,260
                                           =========================           ==========================

Earnings Per Share:(a)
  Basic                                      $  0.31        $  0.27              $  0.91         $  0.57
                                           =========================           ==========================
  Diluted                                    $  0.28        $  0.25              $  0.81         $  0.52
                                           =========================           ==========================

Cash Dividends Per Share (a)                 $  0.08        $  0.07              $  0.24         $  0.21
                                           =========================           ==========================

(a) Earnings per share and cash dividends per share calculations for both periods in 1996 were restated to reflect the three-for-two stock split distributed on July 31, 1997 and the implementation of SFAS 128.

See notes to consolidated financial statements.

Part I. - Financial Information


                              SECURITY FIRST CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)


                                                                 Nine Months Ended
                                                                    December 31,
                                                                1997            1996
                                                       ---------------------------------

OPERATING ACTIVITIES:
-----------------------------

Net Income                                                   $   6,851        $   4,260
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Provision for loan losses                                     226              264
     Accretion of discounts, amortization of
       premiums, and other deferred yield items                  1,292            1,219
     Depreciation and amortization                                 663              577
     Amortization of goodwill                                       78               81
     Effect of change in accrued interest
       receivable and payable                                     (298)            (123)
     Equity income from joint ventures                             (20)             (86)
     FHLB stock dividends                                         (363)            (272)
     Amortization of unearned compensation                          57               58
     Net change in accounts payable, accrued expenses,
       and other assets                                           (753)             443
     Other                                                          26               86
                                                       ---------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                        7,759            6,507
                                                       ---------------------------------



INVESTING ACTIVITIES:
-----------------------------

Loans originated                                              (199,418)        (230,011)
Increase (decrease) in loans in process                         (2,710)          19,471
Loan principal repayments and maturities                       146,063          116,051
Proceeds from:
   Sales of:
     Loans and loan participations                              14,722           29,189
     Real estate owned                                             238              157
   Mortgage-backed security principal
     repayments and maturities                                     514              596
   Investment security maturities                               12,256            4,663
Purchases of:
   Loans                                                        (2,663)         (11,617)
   Investment securities                                        (9,711)          (2,993)
   Premises and equipment                                         (397)          (1,217)
   FHLB stock                                                     (199)          (1,644)
                                                       ---------------------------------

NET CASH USED IN INVESTING ACTIVITIES                          (41,305)         (77,355)
                                                       ---------------------------------

Part I. - Financial Information


                              SECURITY FIRST CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)


                                                         Nine Months Ended
                                                         December 31,
                                                            1997            1996
                                                       ----------------------------



FINANCING ACTIVITIES:
--------------------
Net increase in savings deposits                        $   58,455       $   35,400
Proceeds from additional FHLB advances                     143,175          266,400
Payment of FHLB advances                                  (162,115)        (229,472)
Net increase in mortgage escrow funds                        1,365            1,188
Payment of dividends on common stock                        (1,820)          (1,627)
Proceeds from exercise of stock options                        222              588
Purchase of treasury stock                                  (3,157)           ---
                                                       ----------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   36,125           72,477
                                                       ----------------------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                    2,579            1,629

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             8,664           13,657
                                                       ----------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   11,243       $   15,286
                                                       ============================

Supplemental disclosures of cash flow information:

Cash paid during the period for:

  Interest on deposits and borrowings                   $   22,153       $   19,021

  Income taxes                                               3,450            2,054

Noncash investing and financing activities:
  Transfers from loans to real estate acquired
    through foreclosure                                        238              124

  Effect of conversion of convertible subordinated
    debentures                                               1,604               15


See notes to consolidated financial statements.

1.   Financial Statements

                              SECURITY FIRST CORP.

     Notes to Consolidated Financial Statements (Unaudited)


1.  BASIS OF PRESENTATION

      The consolidated financial statements of Security First Corp. ("Security First" or "Company") include the accounts of the Company (a multiple savings & loan holding company) and the accounts of its wholly owned subsidiaries, Security Federal Savings and Loan Association ("Security Federal" or "Association"), First Federal Savings Bank of Kent ("First Federal"), and SF Development Corp. All significant inter-company transactions have been eliminated. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of (a) the results of operations for the three and nine months ended December 31, 1997 and 1996; (b) the financial condition at December 31, 1997, March 31, 1997 and December 31, 1996; and (c) the statement of cash flows for the nine month periods ended December 31, 1997 and 1996. The results of operations for the nine month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for a full year. Certain prior period amounts have been reclassified to conform with the current year presentation.


2.  EARNINGS PER SHARE

      Earnings per share for each period presented is calculated using the weighted average number of shares of common stock outstanding during the period. (See calculation in Exhibit 11.) Earnings per share and cash dividends calculations for the third quarter and nine months ended December 31, 1996, are restated to reflect both the three-for-two stock split distributed on July 31, 1997, and the implementation of Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which was effective for periods ending after December 15, 1997.

      Diluted earnings per share is computed giving appropriate consideration to the dilutive effect of stock options and shares issuable upon conversion of the 6.25% convertible subordinated debentures. In computing diluted net income per share, net income has been adjusted to eliminate interest expense associated with the debentures, net of estimated income taxes.


3.  STOCK REPURCHASE PROGRAM

      In December 1996, the Board of Directors of the Company authorized management to repurchase up to 300,000 shares (as adjusted for the July 31, 1997 three-for-two stock split) of the Company's outstanding common stock. The authorization provided that shares were to be purchased in the open market at prevailing market prices from time to time over a 12-month period commencing in January, 1997. A six month extension of the program, through June 30, 1998, was approved by the Board of Directors on December 16, 1997. The repurchased shares will become treasury shares and will be used for general corporate purposes, including the issuance of shares in connection with grants and awards under the Company's stock-based benefit plans. Under this authorization, 185,975 shares were repurchased during the nine months ended December 31, 1997, for an aggregate price of $3,157,000. A portion of the shares was reissued in connection with the exercise of stock options and the conversion of convertible subordinated debentures. The difference between the repurchase and reissuance prices was treated as a reduction of retained earnings.



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

ITEM 2.

                              SECURITY FIRST CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Security First's net income was $2.4 million and $6.9 million for the third quarter and nine months ended December 31, 1997, respectively, as compared with $2.0 million and $4.3 million for the same periods in 1996. The 1996 nine month earnings figure reflects a one-time assessment for the recapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"); without this charge, net income for the nine months ended December 31, 1996 would have been $6.0 million. The Company's total assets increased 6.8%, from $634.8 million at fiscal year-end March 31, 1997, to $677.9 million at December 31, 1997, principally due to a $42.2 million net increase in loans outstanding, which was funded by an increase in savings deposits, including approximately $20 million in brokered certificates of deposit.

      Shareholders' equity (capital) at December 31, 1997 increased $4.0 million since March 31, 1997, mainly as a result of $6.9 million in net income and increased paid-in-capital from bond conversions and tax benefits relating to the exercise of stock options, offset by the payment of $1.8 million in cash dividends and a net increase in treasury stock in the amount of $1.3 million.

      As noted in the "Capital" section, both Security Federal's and First Federal's regulatory capital ratios at December 31, 1997 exceeded all regulatory capital requirements, and both institutions have been categorized as "well-capitalized" by the Office of Thrift Supervision ("OTS"), their primary regulator.


ASSET QUALITY

      The Company's provision for loan losses was $84,000 and $226,000 for the third quarter and nine months ended December 31, 1997, respectively, compared with $84,000 and $264,000 for the same periods last year. The allowance for loan losses of $5,179,000 at December 31, 1997 increased over 4.2% from $4,968,000 at March 31, 1997. Nonperforming loans increased from $1,643,000 at March 31, 1997 to $2,929,000 at December 31, 1997. This increase is attributable mainly to a $1,070,000 loan, secured by commercial real estate, which was placed on non-accrual status during the current quarter.

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

NON-PERFORMING ASSETS:


                             AT OR FOR THE   AT OR FOR THE   AT OR FOR THE
                             QUARTER ENDED     YEAR ENDED    QUARTER ENDED
                              DECEMBER 31,      MARCH 31,    DECEMBER 31,
                                  1997            1997           1996
                               ----------      ----------      ---------
Non-accrual loans                 $2,929          $1,643         $1,430
Accruing loans past due
    90 days                          ---             ---            107
Real estate owned                      2               5              6
                                 -------         -------        -------
    Total non-performing
      assets                      $2,931          $1,648         $1,543
                                ========         =======        =======
Allowance for loan loss           $5,179          $4,968         $4,902
                                ========         =======        =======

RATIOS:

Non-performing assets
 to total assets                     .43%           0.26%          0.25%
                                    ====           =====          =====
Non-performing loans
 to total loans (before
 allowance for loan losses)          .48%           0.29%          0.28%
                                    ====           =====          =====
Allowance for loan losses
 to non-performing loans             177%            302%           319%
                                  ======          ======         ======
Allowance for loan losses
 to total loans (before
 allowance for loan losses)         0.84%           0.87%          0.88%
                                   =====           =====          =====
Net recoveries
 to average loans                    ---            0.01%          0.02%
                                   =====          =======         =====




 POTENTIAL PROBLEM LOANS:

          As of December 31, 1997, the Company had $1.2 million of potential problem loans, where known information about possible credit problems of the borrower caused management to have some doubts as to the ability of the borrower to comply with present loan repayment terms and may result in disclosure of such loans in the future. Presently these loans are current and, therefore, not reflected in the above table. Management believes that these loans are adequately secured and no material loss is expected; however, such loans are subject to allowance for credit losses of approximately $100,000.

      Management is of the opinion that the allowance for loan losses at December 31, 1997, which represents 177% of total non-performing loans, is adequate to meet potential losses in the loan portfolio. It must be understood, however, that there are inherent risks and uncertainties related to the operation of a financial institution. By necessity, the Company's presentation of loans and real estate owned in the consolidated financial statements is dependent upon estimates, appraisals and evaluations of loans. Therefore, the possibility exists that abrupt changes in economic and other market circumstances can change such estimates, appraisals, and evaluations and require them to be revised.


LIQUIDITY

      The term "liquidity" refers to the ability of the Company to generate adequate amounts of cash to meet its needs, typically for the funding of loan originations. The Company's liquidity is a measure of its ability to fund loans and meet withdrawals of deposits and other cash outflows in a cost-effective manner. The principal sources of funds for the Company's operations are cash flows generated from earnings, savings deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investment securities and borrowings from the FHLB. Because a significant portion of the Company's loan originations consist of relatively short-term construction and development loans, the funding source for new loan originations is frequently derived from maturities and prepayments of other construction loans. In addition, Security Federal and First Federal also have the ability to borrow against their eligible collateral, or an additional $28.9 million and $15.2 million, respectively, (as of December 31, 1997) from the FHLB, if the need arises.

      Management regularly reviews the Company's need for cash to fund its operation and believes that the aforementioned sources of funds are adequate for its projected requirements. Current federal regulations require that a savings institution maintain an average daily balance of liquid assets of at least 4% of the sum of its average balance of net withdrawable deposit accounts and borrowings payable in one year or less. For both quarters ended December 31, 1997 and 1996, Security Federal's average liquidity ratio was 7.00%. First Federal's liquidity ratios were 11.68% and 11.95% for the quarters ended December 31, 1997 and 1996, respectively.

CAPITAL

      Regulatory capital for Security Federal and First Federal at December 31, 1997 exceeded all the minimum capital requirements specified by federal regulations. In addition, both subsidiaries exceeded the capital level required by the OTS to be classified as a "well-capitalized" institution as demonstrated in the following table (dollar amounts in thousands):


                                       SECURITY FEDERAL
                                       ----------------

                              Tier 1     Tier 1    Total
                               Core      Risk-     Risk-
                             Leverage    Based     Based  Tangible
                             Capital    Capital   Capital  Capital
                             -------    -------   -------  --------

Capital amount - actual      $46,456    $46,456  $51,038  $46,456
  well-capitalized level      28,446     27,017   45,028    8,533
                              ------     ------   ------   ------
               - excess      $18,010    $19,439  $ 6,010  $37,923
                              ======     ======   ======   ======
Capital ratio  - actual        8.17%     10.32%   11.33%    8.17%
               - required      3.00       4.00     8.00     1.50
                               -----      -----    -----    -----
               - excess        5.17%      6.32%    3.33%    6.67%
                               ====       ====     ====     ====
Capital ratio  - actual        8.17%     10.32%   11.33%
well-capitalized level         5.00       6.00    10.00
                              -----      -----    -----
               - excess        3.17%      4.32%    1.33%
                              =====      =====    =====

                                       FIRST FEDERAL
                                       -------------

                             Tier 1     Tier 1    Total
                              Core      Risk-     Risk-
                            Leverage    Based     Based  Tangible
                             Capital   Capital   Capital  Capital
                             -------   -------   -------  --------

Capital amount - actual       $8,382     $8,382   $8,773   $8,382
 well capitalized level        4,659      3,584    5,973    1,398
                              ------     ------   ------   ------
               - excess       $3,723     $4,798   $2,800   $6,984
                              ======     ======   ======   ======
Capital ratio  - actual        9.00%     14.03%   14.69%    9.00%
               - required      3.00       4.00     8.00     1.50
                               -----      -----    -----    -----
               - excess        6.00%     10.03%    6.69%    7.50%
                               =====      =====    =====    =====
Capital ratio  - actual        9.00%     14.03%   14.69%
well capitalized level         5.00       6.00    10.00
                               ----       ----    -----
               - excess        4.00%      8.03%    4.69%
                               =====      =====    =====

                              SECURITY FIRST CORP.
                             AVERAGE BALANCE SHEETS


The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended December 31, 1997 and 1996. Average balance calculations were based on daily and monthly balances.
(Dollars in thousands)


                                                              Three months ended December 31,
                                             /---------1997----------\              /-----------1996----------\

                                                 Average                  Yield/       Average                      Yield/
                                                 Balance     Interest      Cost        Balance     Interest         Cost
                                             -----------------------------------    ----------------------------------------

Interest-earning assets:
    Loans                                    $   604,541   $   13,345       8.83%   $   540,878   $   11,833          8.75%
    Mortgage-backed
      securities                                   2,097           41       7.80%         2,673           54          8.08%
    Investment securities                         39,257          623       6.35%        37,145          592          6.38%
    Short-term investments                        13,150          184       5.60%         7,823          104          5.32%
                                             -----------   ----------               -----------   ----------

    Total interest-
      earning assets                             659,045       14,193       8.61%       588,519       12,583          8.55%
                                                           ----------                             ----------
Noninterest-earning
    assets                                        26,353                                 25,290
                                             -----------                               ---------

    Total assets                             $   685,398                               $613,809
                                             ===========                               ========


Interest-bearing liabilities:
    Passbook accounts                         $   57,136      $   393       2.75%    $   58,031      $   396          2.73%
    Money market/NOW accounts                     92,495          373       1.61%        84,192          364          1.73%
    Certificates of deposit                      344,280        5,020       5.83%       291,885        4,205          5.76%
                                             -----------   ----------               -----------   ----------
    Total deposits                               493,911        5,786       4.69%       434,108        4,965          4.57%

    Short-term FHLB advances                      80,448        1,214       6.04%        65,086          986          6.06%
    Long-term FHLB advances                       31,094          481       6.18%        39,372          582          5.91%
                                             -----------   ----------               -----------   ----------
    Total advances                               111,542        1,695       6.08%       104,458        1,568          6.00%

    Convertible subordinated
      debentures                                   7,202          118       6.53%         8,759          147          6.71%
                                             -----------   ----------               -----------   ----------

    Total interest-
      bearing liabilities                        612,655        7,599       4.96%       547,325        6,680          4.88%
Noninterest-bearing                                        ----------                             ----------
  liabilities                                      9,301                                  9,789
                                             -----------                            -----------

    Total liabilities                            621,956                                557,114
Shareholders' equity                              63,442                                 56,695
                                             -----------                            -----------

    Total liabilities and
      shareholders' equity                   $   685,398                            $   613,809
                                             ===========                            ===========

NET INTEREST INCOME/
  INTEREST RATE SPREAD                                        $ 6,594       3.65%                 $    5,903         3.67%
                                                            =========       =====                 ==========         ====

NET INTEREST-EARNING
  ASSETS/NET YIELD ON
  INTEREST-EARNING ASSETS                     $   46,390                    4.00%    $   41,194                      4.01%
                                              ==========                    ====     ==========                      ====

RATIO OF INTEREST-EARNING
  ASSETS TO INTEREST-BEARING
  LIABILITIES                                                             107.57%                                   107.53%
                                                                          ======                                    ======

                              SECURITY FIRST CORP.
                             AVERAGE BALANCE SHEETS


The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the nine month periods ended December 31, 1997 and 1996. Average balance calculations were based on daily and monthly balances.
(Dollars in thousands)


                                                            Nine months ended December 31,
                                       /-----------1997-----------\              /------------1996------------\

                                              Average                   Yield/       Average                   Yield/
                                              Balance      Interest     Cost         Balance       Interest      Cost
                                          -------------------------------------   -------------------------------------
Interest-earning assets:
    Loans                                 $   589,832    $   38,999       8.82%   $   514,812     $   34,035      8.81%
    Mortgage-backed
      securities                                2,208           132       7.97%         2,862            174      8.11%
    Investment securities                      38,923         1,895       6.49%        36,675          1,752      6.37%
    Short-term investments                      9,905           408       5.49%         8,564            342      5.32%
                                           ----------     ---------                ----------      ---------

    Total interest-
      earning assets                          640,868        41,434       8.62%       562,913         36,303      8.60%
Noninterest-earning                                       ---------                                ---------
    assets                                     25,676                                  23,920
                                           ----------                              ----------

    Total assets                          $   666,544                               $ 586,833
                                          ===========                               =========

Interest-bearing liabilities:
    Passbook accounts                      $   57,344     $   1,180       2.74%    $   59,136      $   1,202      2.71%
    Money market/NOW accounts                  87,651         1,085       1.65%        82,677          1,114      1.80%
    Certificates of deposit                   330,034        14,350       5.80%       278,053         11,884      5.70%
                                           ----------     ---------                ----------      ---------
    Total deposits                            475,029        16,615       4.66%       419,866         14,200      4.51%

    Short-term FHLB advances                   79,602         3,557       5.96%        74,705          3,266      5.83%
    Long-term FHLB advances                    33,264         1,559       6.25%        19,552            860      5.86%
                                           ----------     ---------                ----------      ---------
    Total advances                            112,866         5,116       6.04%        94,257          4,126      5.84%

    Convertible subordinated
      debentures                                7,718           388       6.70%         8,767            442      6.72%
                                           ----------     ---------                ----------      ---------
    Total interest-
      bearing liabilities                     595,613        22,119       4.95%       522,890         18,768      4.79%
Noninterest-bearing                                       ---------                                ---------
  liabilities                                   8,984                                   8,017
                                           ----------                              ----------

    Total liabilities                         604,597                                 530,907
Shareholders' equity                           61,947                                  55,926
                                           ----------                              ----------

    Total liabilities and
      shareholders' equity                $   666,544                              $ 586,833
                                          ===========                              =========
NET INTEREST INCOME/
  INTEREST RATE SPREAD                                   $   19,315       3.67%                    $   17,535     3.81%
                                                         ==========       ====                     ==========     ====
NET INTEREST-EARNING
  ASSETS/NET YIELD ON
  INTEREST-EARNING ASSETS                  $   45,255                     4.02%    $   40,023                     4.15%
                                           ==========                     ====     ==========                     ====
RATIO OF INTEREST-EARNING
  ASSETS TO INTEREST-BEARING
  LIABILITIES                                                           107.60%                                 107.65%
                                                                        ======                                  ======

                             SECURITY FIRST CORP.

                              RATE/VOLUME ANALYSIS


The changes in net interest income for the three months ended December 31, 1997, as compared to the same period in the prior year, are analyzed in the following table. The table shows the changes by major component, distinguishing between changes related to volume as opposed to changes in interest rates and the net effect of both. Changes not solely attributable to volume or rate changes have been allocated in proportion to the changes due to volume and rate.
(Dollars in thousands)



                                 For the Three Months Ended December 31,
                                 ---------------------------------------

                                               1997 vs. 1996
                                 ---------------------------------------


                                          Increase
                                         (Decrease)          Total
                                           Due to           Increase
                                   Volume        Rate      (Decrease)
                                 ---------      -------    ---------


INTEREST-EARNING ASSETS:
    Loans                        $   1,404      $   108    $   1,512
    Mortgage-backed securities         (11)          (2)         (13)
    Investment securities               34           (3)          31
    Short-term investments              74            6           80
                                 ---------      -------    ---------

    Total interest-earning
       assets                    $   1,501      $   109    $   1,610
                                 =========      =======    =========



INTEREST-BEARING LIABILITIES:
    Passbook accounts               ($   6)       $   3       ($   3)
    Money market/NOW                    28          (19)           9
    Certificates of Deposit            763           52          815
                                 ---------      -------    ---------
    Total deposits                     785           36          821


    Short-term FHLB advances           232           (4)         228
    Long-term FHLB advances           (130)          29         (101)
                                 ---------      -------    ---------
    Total advances                     102           25          127

    Convertible subordinated
       debentures                      (26)          (3)         (29)
                                 ---------      -------    ---------

    Total interest-bearing
       liabilities                 $   861        $   58     $   919
                                   =======        ======     =======



CHANGE IN NET INTEREST INCOME                                $   691
                                                             =======

                              SECURITY FIRST CORP.

                              RATE/VOLUME ANALYSIS


The changes in net interest income for the nine months ended December 31, 1997, as compared to the same period in the prior year, are analyzed in the following table. The table shows the changes by major component, distinguishing between changes related to volume as opposed to changes in interest rates and the net effect of both. Changes not solely attributable to volume or rate changes have been allocated in proportion to the changes due to volume and rate.
(Dollars in thousands)



                                    For the Nine Months Ended December 31,
                                    --------------------------------------

                                                  1997 vs. 1996
                                    --------------------------------------

                                            Increase
                                           (Decrease)              Total
                                             Due to               Increase
                                    Volume            Rate       (Decrease)
                                   ---------         ------      ---------


INTEREST-EARNING ASSETS:
    Loans                          $   4,959         $    5      $   4,964
    Mortgage-backed securities           (39)            (3)           (42)
    Investment securities                109             34            143
    Short-term investments                54             12             66
                                   ---------         ------      ---------

    Total interest-earning
       assets                      $   5,083         $   48      $   5,131
                                   =========         ======      =========



INTEREST-BEARING LIABILITIES:
    Passbook accounts                ($   37)        $   15        ($   22)
    Money market/NOW                      83           (112)           (29)
    Certificates of Deposit            2,257            209          2,466
                                   ---------         ------      ---------
    Total deposits                     2,303            112          2,415


    Short-term FHLB advances             218             73            291
    Long-term FHLB advances              639             60            699
                                   ---------         ------      ---------
    Total advances                       857            133            990

    Convertible subordinated
       debentures                        (54)          ---             (54)
                                   ---------         ------      ---------

    Total interest-bearing
       liabilities                 $   3,106         $  245      $   3,351
                                   =========         ======      =========



CHANGE IN NET INTEREST INCOME                                    $   1,780
                                                                 =========

RESULTS OF OPERATIONS

NET INTEREST INCOME

      Net interest income increased to $6.6 million and $19.3 million for the three and nine months ended December 31, 1997, respectively, from $5.9 million and $17.5 million for the comparable periods last year, as a result of greater average loan balances as compared to the prior year's same periods. The Company's interest rate spread (which represents the difference between the rate earned on assets and the rate paid on liabilities) was 3.65% for the current quarter and 3.67% for the nine months ended December 31, 1997, compared with 3.67% and 3.81%, respectively, for the same periods in the prior year. The Company's interest rate spread has decreased as a result of increased costs on interest-bearing liabilities due to higher market rates in the current year combined with increased use of FHLB borrowings.

      Total interest income increased $1.6 million for the current quarter and $5.1 million for the current nine months compared to the same periods in 1996. These increases were almost exclusively related to increased volume in the loan portfolio. Average loans outstanding were $605 million and $590 million for the three and nine month periods ended December 31, 1997, respectively, compared to $541 million and $515 million for the same periods in 1996. The majority of the increase in loans outstanding was in mortgage and construction loans, with smaller increases in credit lines, consumer loans and business loans. The overall average yield on interest-earning assets increased to 8.61% for the current quarter, compared to 8.55% for the quarter ended December 31, 1996. The overall average yield on interest-earning assets was 8.62% for the nine months ended December 31, 1997, and 8.60% for the same period in 1996.

      The decrease in interest income on mortgage-backed securities during the current periods was due to the decline in the average balance outstanding resulting from principal repayments and prepayments received on the underlying mortgages.

      During the three months and nine months ended December 31, 1997, interest income on investment securities and short-term investments, which included interest-earning deposits and Federal funds sold, increased to $807,000 and $2.3 million, respectively, from $696,000 and $2.1 million in the prior periods, due to a combination of higher average market rates and higher average balances outstanding in the current periods.

      Total interest expense increased $919,000 in the current quarter and $3.4 million in the current nine months over the same periods last year; these increases were related mainly to the greater volume of time deposits and FHLB advances which were used to fund loan activity. The average balances of deposits outstanding for the three months and nine months ended December 31, 1997, increased $59.8 million and $55.2 million, respectively, compared to the same periods in 1996. Interest expense related to FHLB advances increased $127,000 for the quarter ended December 31, 1997 compared to the same period in 1996, mainly as a result of a $7.1 million increase in the average balance of outstanding advances. For the nine months ended December 31, 1997, interest on FHLB advances increased $990,000 compared to the same period last year, mainly as a result of an $18.6 million increase in the average balance of advances outstanding.

      Interest expense on the Company's convertible subordinated debentures decreased from the prior year due to the effect of conversions to common stock. The debentures, which have a coupon interest rate of 6.25%, have a final maturity of May 1, 2008. The effective cost of these funds is increased by the amortization of related deferred issuance costs.

OTHER INCOME

      Other income for the three months ended December 31, 1997 was virtually unchanged from the same period in 1996. Other income for the nine months ended December 31, 1997 decreased slightly, as increases in service charges and income from subsidiaries were offset by losses on loan sales.

OTHER EXPENSES

      Other operating expenses for the current quarter and the current nine months were $3.4 million and $9.9 million, respectively, compared to $3.1 million and $12.0 million for the same periods in 1996. The expense figure for the nine months ended December 31, 1996 includes $2.6 million for the special one-time assessment charged to all federally insured savings institutions for the recapitalization of the SAIF insurance fund. Excluding this one-time charge, operating expenses were slightly higher in 1997, mainly due to normal increases in employee compensation, offset by a decrease in federal deposit insurance premiums.

SELECTED OPERATING RATIOS


                                  Three months ended  Nine months ended
                                     December 31,       December 31,
                                  ------------------------------------
                                   1997       1996     1997     1996
                                  ------------------------------------
Return on average assets
 (annualized)                      1.37%      1.33%    1.37%    0.97%
  without SAIF assessment          1.37%      1.33%    1.37%    1.35%

Return on average equity
 (annualized)                     14.85%     14.39%   14.75%   10.16%
  without SAIF assessment         14.85%     14.39%   14.75%   14.19%

Yield on average interest-
  earning assets                   8.61%      8.55%    8.62%    8.60%

Cost of average interest-
  bearing liabilities              4.96%      4.88%    4.95%    4.79%

Interest rate spread during
   period                          3.65%      3.67%    3.67%    3.81%

Net yield on interest-earning
   assets                          4.00%      4.01%    4.02%    4.15%


Efficiency ratio (a)               47.6%      49.0%    47.6%    49.8%


(a) Calculated as other operating expenses (excluding amortization of goodwill and one-time recapitalization SAIF assessment) divided by the sum of net interest income and other income, not including non-recurring items and securities gains and losses.

FEDERAL INCOME TAX

      The Company's provision for Federal income taxes for the three months and the nine months ended December 31, 1997 increased to $1.3 million and $3.7 million, respectively, compared to $1.1 million and $2.3 million for the same periods in 1996, due to the increase in pre-tax income.


FORWARD-LOOKING STATEMENTS

         When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward- looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results in future periods to differ materially from those anticipated or projected.

         The Company does not undertake -and specifically disclaims any obligation- to publicly release the results of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


OTHER

         The Company is currently in the process of conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" problem. The Year 2000 problem is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Management anticipates that the enhancements necessary to prepare its systems for the year 2000 will be completed in a timely manner.

The Company is also aware of the risk to third parties, including vendors (and to the extent appropriate, depositors and borrowers) and the potential adverse impact on the Company resulting from failures by these parties to adequately address the Year 2000 problem. The Company has been communicating with its outside data processing service bureau, as well as other third party service providers, to assess their progress in evaluating their systems and implementing any corrective measures required by them to be prepared for the year 2000. To date, the Company has not been advised by any of its primary vendors that they do not have plans in place to address and correct the issues associated with the Year 2000 problem; however, no assurance can be given as to the adequacy of such plans or to the timeliness of their implementation.

         The Company anticipates that it will incur internal staff costs as well as consulting and other expenses related to the enhancements necessary to prepare the systems for the year 2000. While management does not anticipate that the cost of the Year 2000 project will have a material impact on the financial condition of the Company, the total costs of this project are currently uncertain.

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

          Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

          a.  Part 1.  Exhibits

              Exhibit
               Number                 Description
             --------    -----------------------------------
                11       Statement regarding computation
                            of per share earnings

                27       Financial Data Schedule - EDGAR only



          b. On October 23, 1997, the Registrant filed a current report on Form 8-K regarding the issuance of a press release on October 21 to announce second quarter earnings for fiscal 1998 and the favorable settlement of its litigation with U.S. Die Casting and Development Company.