Form 10-K405
period 1998-03-31
SECURITY FIRST CORP
filed 1998-06-22
CIK 895094

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   __________
                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the fiscal year ended March 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________________

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

Registrant's telephone number, including area code: (440) 449-3700

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $ .01 per share
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [ X ] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of June 18, 1998, there were issued and outstanding 7,863,587 shares of the Registrant's Common Stock.


         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of June 18, 1998, was $170.4 million. (The exclusion from such amounts of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

         PART II and III of Form 10-K - Proxy Statement for the 1998 Annual Meeting of Shareholders.


================================================================================

                                     PART I
                                     ------
ITEM 1.   BUSINESS
------------------

GENERAL

         Security First Corp. ("Security First") is a Delaware corporation (organized in 1992), the principal assets of which are Security Federal Savings and Loan Association of Cleveland ("Security Federal") and First Federal Savings Bank of Kent ("First Federal" and together with Security Federal, the "Associations"). On April 10, 1996, Security First acquired First Kent Financial Corporation ("First Kent"), the holding company for First Federal. See "- Lending Activities." Security First is also the parent company of SF Development Co. See "Subsidiary Activities." Unless the context otherwise requires, Security First, the Associations, SF Development Co. and their subsidiaries are hereinafter collectively referred to as the "Company." See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" set forth in the Proxy Statement/Prospectus attached to this Form 10-K as Exhibit 99 ("Proxy Statement/Prospectus").

          The Company's primary business, through the Associations, consists of attracting deposits from the general public and originating real estate loans and other types of investments. Security Federal conducts its operations through its main office located in Mayfield Heights, Ohio and 11 other full-service branch offices located in Medina, Chardon, Cleveland, Painesville, Geneva, Madison, Parma Heights, Broadview Heights, Strongsville and Willoughby, Ohio. First Federal conducts its operations through its main office located in Kent, Ohio and its full service branch office located in Ravenna, Ohio. At March 31, 1998, the Company had $685.5 million of assets, deposits of $508.2 million and shareholders' equity of $64.7 million.

         Like all thrift institutions, the Associations' (and therefore the Company's) operations are materially affected by general economic conditions, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities, including the Office of Thrift Supervision (the "OTS") and the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Its results of operations are largely dependent upon its net interest income, which is the difference between (i) the interest it receives on its loan portfolio and its investment securities portfolio and (ii) the interest it pays on its deposit accounts and borrowings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Proxy Statement/Prospectus.

         The Company's main office is located at 1413 Golden Gate Boulevard, Mayfield Heights, Ohio 44124. The Company's telephone number at this address is
(440) 449-3700.

RECENT DEVELOPMENTS

         On April 5, 1998, Security First and FirstMerit Corporation ("FirstMerit"), an Ohio corporation, entered into an Agreement of Affiliation and Plan of Merger ("Merger Agreement"), pursuant to which Security First will merge with and into FirstMerit through a tax-free, stock-for-stock exchange, with FirstMerit as the surviving corporation ("Merger"). Under the terms of the Merger Agreement, upon consummation of the Merger each share of Security First common stock issued and outstanding immediately prior to the effective time of the Merger shall be converted into the right to receive 0.8855 of a share of FirstMerit common stock.

         The Merger, which would be accounted for as a pooling of interests, is expected to close in October 1998. The Merger Agreement has been approved by the boards of directors of both companies. Consummation of the Merger is subject to certain customary conditions, including, among others, the adoption of the Merger Agreement by the Security First shareholders and receipt of regulatory approvals.

         Security First and FirstMerit have also entered into a Stock Purchase Option dated April 5, 1998 (the "Security First Stock Option"). Under the Security First Stock Option, FirstMerit was granted an irrevocable option to purchase, under certain circumstances, up to 19.9 percent of Security First common stock at $22.25 per share. The number of shares and the purchase price are subject to adjustment as described in the Security First Stock Option. Under certain circumstances, Security First may be required to repurchase the Security First Stock Option or the shares acquired pursuant to the exercise thereof. The Security First Stock Option was granted by Security First as a condition of and inducement to FirstMerit entering into the Merger Agreement.

         For additional information regarding the Merger, the Merger Agreement and the Security First Stock Option, see Appendices A and B to the Proxy Statement/Prospectus.

FORWARD-LOOKING STATEMENTS

         When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors-including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

LENDING ACTIVITIES

         GENERAL. In order to diversify its loan portfolio, to manage the interest rate sensitivity of the loan portfolio to changes in the Company's cost of funds and to increase interest income, the Company emphasizes permanent and construction loans secured by one- to four-family residential property, multi-family and commercial real estate, permanent loans secured by consumer products, and commercial business loans. Substantially all of the Company's loans are originated within the Northeastern Ohio market area.

         Residential loan originations come primarily from referrals from real estate brokers, builders and walk-in customers. Commercial real estate loan originations are obtained through direct solicitation of developers and continued business from customers. All completed loan applications are reviewed by salaried loan officers. The quality of loans is analyzed based on historical experience and on the Company's guidelines with respect to credit underwriting as well as the guidelines issued by the Federal Home Loan Mortgage Corporation (the "FHLMC"), the Federal National Mortgage Association (the "FNMA") and other purchasers of loans, depending on the type of loan involved. Most one- to four-family residential properties, and multi-family and commercial real estate properties are appraised by independent fee appraisers.

         The Company generally charges origination fees from 1% to 1.5% of the loan amount, depending on the type of loan. The interest rate charged is normally the prevailing market rate at the time the loan commitment is made.

         Loan commitments are approved at different levels, depending on the size and type of the loan being sought. Loans exceeding the Committee's approval authority are referred to the Board of Directors. Regardless of the individual loan approval authority, the Board of Directors generally reviews all mortgage loans.

         LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's total loan portfolio in dollars and percentages as of the dates indicated. As of March 31, 1998, there were no concentrations of loans in any types of industry which exceeded 10% of the Company's total loans that are not included as a loan category in the table below.

                                                                                              March 31,
                                           ---------------------------------------------------------------------------------------
                                                    1998                  1997                  1996                   1995
                                           --------------------  --------------------  --------------------  ---------------------
                                             Amount    Percent    Amount     Percent     Amount    Percent     Amount     Percent
                                           ---------   --------  --------   ---------  ---------  ---------  ---------   ---------
                                                                             (Dollars in Thousands)
Real estate loans:
------------------
  Permanent:
    One- to four-family .................   $ 248,905     36.61% $ 235,959     37.60%  $ 225,573     43.34%  $ 213,894      46.20%
    Multi-family ........................      58,918      8.67     53,628      8.55      38,057      7.31      33,992       7.34
    Commercial ..........................     145,617     21.42    115,882     18.47      94,880     18.23      79,304      17.13
  Construction:
    One- to four-family .................      84,079     12.37     80,498     12.83      56,754     10.91      53,571      11.57
    Multi-family ........................        --       --         1,051       .17       5,002      0.96       3,838       0.83
    Commercial ..........................      13,361      1.96     23,881      3.80       3,101      0.60       2,354       0.51
  Residential development land ..........      55,860      8.22     50,432      8.03      43,387      8.34      33,708       7.28
  Lines of credit - secured by one- to
    four-family residences ..............      27,607      4.06     17,756      2.82      15,667      3.01      14,701       3.17
                                            ---------  --------  ---------   -------   ---------  --------   ---------   --------

      Total real estate loans ...........     634,347     93.31    579,087     92.27     482,421     92.70     435,362      94.03
                                            ---------  --------  ---------   -------   ---------  --------   ---------   --------

Other loans:
------------
  Commercial business ...................       7,399      1.09      6,165       .98       2,571      0.49       2,002       0.43
  Consumer:
    Loans on deposits ...................       2,438       .36      2,191       .35       1,529      0.29       1,463       0.31
    Home improvement and other secured ..      33,529      4.93     38,338      6.11      31,524      6.06      21,803       4.71
    Other ...............................       2,129       .31      1,792       .29       2,369      0.46       2,377       0.52
                                            ---------  --------  ----------  --------   --------- --------   ---------   --------
      Total other loans .................      45,495      6.69     48,486      7.73      37,993      7.30      27,645       5.97
                                            ---------  --------  ---------   -------   ---------  --------   ---------   --------
      Total loans .......................     679,842    100.00%   627,573    100.00%    520,414    100.00%    463,007     100.00%
                                                       ========              =======              ========               ========

Less:
-----
  Undisbursed portion of loans in process     (42,739)             (50,332)              (36,251)              (23,905)
  Allowance for loan losses .............      (5,189)              (4,968)               (4,572)               (4,283)
  Deferred loan fees and discounts ......      (4,454)              (4,298)               (3,960)               (3,913)
                                            ---------            ---------             ---------             ---------
  Loans - net ...........................   $ 627,460            $ 567,975             $ 475,631             $ 430,906
                                            =========            =========             =========             =========



                                                    March 31,
                                           ------------------------
                                                      1994
                                           ------------------------
                                             Amount        Percent
                                           ---------      ---------
                                             (Dollars in Thousands)
Real estate loans:
------------------
  Permanent:
    One- to four-family .................   $ 203,046       46.98%
    Multi-family ........................      32,198        7.45
    Commercial ..........................      73,095       16.91
  Construction:
    One- to four-family .................      48,834       11.30
    Multi-family ........................       2,939        0.68
    Commercial ..........................       3,233        0.75
  Residential development land ..........      32,869        7.61
  Lines of credit - secured by one- to
    four-family residences ..............      16,345        3.78
                                            ---------   ---------

      Total real estate loans ...........     412,559       95.46
                                            ---------   ---------

Other loans:
------------
  Commercial business ...................       2,318        0.54
  Consumer:
    Loans on deposits ...................       1,638        0.38
    Home improvement and other secured ..      13,657        3.16
    Other ...............................       2,001        0.46
                                            ---------   ---------
      Total other loans .................      19,614        4.54
                                            ---------   ---------
      Total loans .......................     432,173      100.00%
                                                        =========

Less:
-----
  Undisbursed portion of loans in process     (27,005)
  Allowance for loan losses .............      (3,973)
  Deferred loan fees and discounts ......      (3,772)
                                            ---------
  Loans - net ...........................   $ 397,423
                                            =========

         The following table shows the composition of the Company's fixed and adjustable rate loan portfolio at the dates indicated. Included in adjustable rate one- to four-family construction loans are fixed rate, prime-based, construction loans with original maturities of one year or less. The gross balances (before loans in process) on such loans at March 31, 1998, 1997, 1996, 1995, and 1994 were $26.5 million, $20.4 million, $24.4 million, $23.3 million, and $27.7 million, respectively.


                                                                                   March 31,
                                             ---------------------------------------------------------------------------------
                                                        1998                       1997                          1996
                                             -------------------------- --------------------------    ------------------------
                                                 Amount       Percent       Amount       Percent        Amount        Percent
                                             -------------   ---------- -------------   ----------    ---------     ----------
                                                                            (Dollars In Thousands)
Adjustable rate loans:
----------------------
  Real estate mortgage loans:
    Permanent:
      One- to four-family...................      $195,821       28.80%      $181,245       28.88%     $154,755       29.74%
      Multi-family..........................        53,604        7.89         43,096        6.87        29,728        5.71
      Commercial............................       135,938       20.00        104,110       16.59        85,173       16.37
    Construction:
      One- to four-family...................        76,201       11.21         72,352       11.53        56,084       10.78
      Multi-family..........................           ---         ---          1,051         .17         5,002        0.96
      Commercial............................        13,361        1.96         23,881        3.81         3,101        0.59
    Residential development land............        55,051        8.10         49,264        7.84        43,346        8.33
    Line of credit - secured by one-
     to-four family residence...............        27,450        4.04         17,441        2.78        15,667        3.01
    Commercial business loans...............         2,965         .44          1,909         .30         1,408        0.27
    Consumer loans..........................         1,665         .24          9,056        1.44         7,587        1.46
                                                  --------      ------       --------      ------      --------      ------
      Total adjustable rate loans...........       562,056       82.68        503,405       80.21       401,851       77.22
                                                  --------      ------       --------      ------      --------      ------
Fixed rate loans:
----------------
  Real estate mortgage loans:
    Permanent:
      One- to four-family...................        53,084        7.81         54,714        8.72        70,818       13.61
      Multi-family..........................         5,314         .78         10,532        1.68         8,329        1.60
      Commercial...........................          9,679        1.42         11,772        1.87         9,707        1.86
    Construction:
      One- to four-family...................         7,878        1.16          8,146        1.30           670        0.13
      Land..................................           809         .12          1,168         .19            41        0.01
 Line of Credit - secured by one-
 to-four family residence...................           157         .02            315         .05           ---         ---
 Commercial business loans..................         4,434         .65          4,256         .68         1,163        0.22
 Consumer loans.............................        36,431        5.36         33,265        5.30        27,835        5.35
                                                  --------      ------       --------      ------      --------      ------
     Total fixed rate loans.................       117,786       17.32        124,168       19.79       118,563       22.78
                                                  --------      ------       --------      ------      --------      ------


     Total loans............................       679,842      100.00%       627,573      100.00%      520,414      100.00%
                                                                ======                     ======                    ======
Less other items:
----------------
  Undisbursed portion of loans in process...      (42,739)                    (50,332)                  (36,251)
  Allowance for loan losses.................       (5,189)                     (4,968)                   (4,572)
  Deferred loan fees and discounts..........       (4,454)                     (4,298)                   (3,960)
                                                  -------                    --------                  --------
    Loans - net.............................      $627,460                   $567,975                  $475,631
                                                  ========                   ========                  ========



                                                                   March 31,
                                             ------------------------------------------------------
                                                         1995                       1994
                                             -------------------------- ---------------------------
                                                 Amount       Percent      Amount         Percent
                                             -------------  ----------- -------------   -----------
                                                             (Dollars In Thousands)
Adjustable rate loans:
----------------------
  Real estate mortgage loans:
    Permanent:
      One- to four-family...................      $132,636       28.65%      $124,150        28.73%
      Multi-family..........................        30,191        6.52         28,069         6.49
      Commercial............................        73,175        15.8         68,531        15.86
    Construction:
      One- to four-family...................        53,114       11.47         48,342        11.19
      Multi-family..........................         3,838        0.83          2,939         0.68
      Commercial............................         2,354        0.51          3,233         0.75
    Residential development land............        33,662        7.27         32,751         7.58
    Line of credit - secured by one-
     to-four family residence...............        14,701        3.18         16,345         3.78
    Commercial business loans...............           720        0.15          1,029         0.24
    Consumer loans..........................         6,538        1.41          5,419         1.25
                                                  --------      ------       --------     --------
      Total adjustable rate loans...........       350,929       75.79        330,808        76.55
                                                  --------      ------       --------     --------
Fixed rate loans:
----------------
  Real estate mortgage loans:
    Permanent:
      One- to four-family...................        81,258       17.55         78,896        18.26
      Multi-family..........................         3,801        0.82          4,129         0.95
      Commercial...........................          6,129        1.32          4,564         1.05
    Construction:
      One- to four-family...................           457        0.10            492         0.11
      Land..................................            46        0.01            118         0.03
 Line of Credit - secured by one-
 to-four family residence...................           ---         ---            ---          ---
 Commercial business loans..................         1,282        0.28          1,289         0.30
 Consumer loans.............................        19,105        4.13         11,877         2.75
                                                  --------      ------       --------     --------
     Total fixed rate loans.................       112,078       24.21        101,365        23.45
                                                  --------      ------       --------     --------


     Total loans............................       463,007      100.00%       432,173       100.00%
                                                                ======                      ======
Less other items:
-----------------
  Undisbursed portion of loans in process...       (23,905)                   (27,005)
  Allowance for loan losses.................        (4,283)                    (3,973)
  Deferred loan fees and discounts..........        (3,913)                    (3,772)
                                                  --------                   --------
    Loans - net.............................      $430,906                   $397,423
                                                  ========                   ========

         LOAN CONTRACTUAL MATURITIES. The following table sets forth the estimated contractual amortization of the Company's gross loan portfolio, assuming no prepayments as of March 31, 1998. Loans which have adjustable rates or a prime based rate are shown as maturing in the period during which the contract is due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The gross amount of loans due after March 31, 1999 which have fixed interest rates is $102.7 million, while the gross amount of loans due after March 31, 1999 which have floating or adjustable interest rates is $392.7 million.



                                                        Real Estate
                                  ---------------------------------------------
                                                                                     Construction and          Business and
                                       Residential(1)            Commercial               Land(2)             Consumer Loans
                                  ---------------------  ----------------------    ---------------------    --------------------
                                             Weighted                 Weighted                 Weighted                 Weighted
                                              Average                  Average                  Average                  Average
                                      Amount    Rate      Amount        Rate         Amount      Rate        Amount       Rate
                                  ----------  --------   --------     ---------    ---------    -------     --------    --------


For Year Ended
   March 31,
--------------
1999(3).........................  $  47,108     8.84%    $ 14,855       9.11%      $111,121      9.32%       $11,356       9.01%
2000 to 2003....................     84,897     4.74       41,962       7.71         41,169      8.71         20,761       8.46
2004 and following..............    203,425     7.51       88,800       8.51          1,010      6.78         13,378       8.48
                                  ---------              --------                  --------                 --------
     Total Loans................   $335,430              $145,617                  $153,300                  $45,495
                                   ========              ========                  ========                  =======

Less:
  Loans in process..............
  Deferred fees and discounts...
  Allowance for losses..........

Total loans net.................


                                            Total
                                  -----------------------
                                                Weighted
                                                 Average
                                   Amount         Rate
                                  ---------     --------


For Year Ended
   March 31,
--------------
1999(3).........................   $184,440        9.16%
2000 to 2003....................    188,789        6.67
2004 and following..............    306,613        7.84
                                   --------       -----
     Total Loans................   $679,842        7.88%
                                                  =====

Less:
  Loans in process..............    (42,739)
  Deferred fees and discounts...     (4,454)
  Allowance for losses..........     (5,189)
                                   --------
Total loans net.................   $627,460
                                   ========

---------------------------
(1)Includes one- to four-family, multi-family, and lines of credit secured by one- to four-family residences.
(2)Includes one- to four-family, multi-family, and commercial construction.
(3) Includes demand loans, and loans having no stated maturity.


         ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE LENDING. The Company's primary lending program is the origination of loans secured by one- to four-family residences, substantially all of which are located in Northeast Ohio. Although federal law permits the Company to make loans in amounts of up to 100% of the appraised value of the underlying real estate, the Company generally makes one- to four-family residential property loans up to 90% of the appraised value thereof. Loans which are made in amounts which exceed 85% of the appraised value of the underlying real estate generally require private mortgage guarantee insurance on the excess.

         In order to reduce its exposure to changes in interest rates, the Company originates fixed-rate one- to four-family residential mortgage loans with terms no greater than 20 years. Substantially all loans originated are held for investment, however, the Company currently underwrites and documents its 20-year fixed rate loans to permit sale in the secondary market. See "-- Loan Originations, Purchases and Sales." At March 31, 1998, $53.1 million, or 21.3% of the Company's one- to four-family permanent residential mortgage loan portfolio consisted of fixed-rate one- to four-family loans, the majority of which were 15-year loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset/Liability Management" set forth in the Proxy Statement/Prospectus.

         The majority of the Company's current one- to four-family residential adjustable rate mortgage ("ARM") loans have interest rates that adjust every one, three, or five years in accordance with the quarterly average cost of funds for OTS-regulated, SAIF-insured institutions. The Company's ARM loans generally limit interest rate increases to 2% for each rate adjustment period and have an established ceiling rate at the time the loans are made, of up to 6% over the original interest rate. To compete with other lenders in its market area, the Company originates ARM loans at interest rates which, for the first year, are below the fully indexed rate which would have been applied to these loans. Borrowers are qualified, however, at the fully indexed rates. At March 31, 1998, ARM loans totaled $195.8 million, or 78.7%, of the Company's one- to four-family permanent residential mortgage loan portfolio.

         Most one- to four-family real estate mortgage loans originated by the Company contain a "due-on-sale" clause permitting the Company to declare the unpaid principal balance due and payable upon the sale of the mortgaged property. It is the Company's policy to enforce these due-on-sale clauses concerning fixed-rate loans and to permit assumptions of ARM loans, for a fee, to qualified borrowers.

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

         MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The Company's loan portfolio includes a significant percentage of permanent real estate loans secured by multi-family and commercial real estate. At March 31, 1998, the outstanding permanent loan balances secured by multi-family and commercial real estate were $58.9 million and $145.6 million, respectively, totaling 8.7% and 21.4% of the entire gross loan portfolio, respectively.

         Substantially all of the Company's multi-family real estate loans are secured by first liens on apartments and condominiums located in Northeast Ohio. The Company's commercial real estate loans are secured by first liens mainly on office and industrial buildings, warehouses, and retail shopping centers located in Northeast Ohio.

         At March 31, 1998, approximately $189.5 million, or 92.7% of the Company's multi-family and commercial real estate loans had adjustable interest rates and all had terms not exceeding 25 years. Interest rates adjust over one, three or five year periods (with most loans adjusting every three or five years) based on the quarterly average cost of funds for OTS-regulated, SAIF-insured institutions.

         In the Company's underwriting of multi-family and commercial real estate loans, loan-to-value ratios on such properties generally do not exceed 75% of the lesser of the appraised value of the security property or the contract price. The Company's underwriting criteria on these loans require an examination of debt service coverage ratios, the borrower's creditworthiness and prior credit history and reputation, and the Company generally requires the personal guarantees of borrowers. The Company also carefully considers the location of the security property. In addition, appraisals by state certified appraisers are required on all loans exceeding $1 million.

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

         The Company's multi-family and commercial real estate loans typically have individual loan balances less than $1.0 million. At March 31, 1998, the Company had 14 multi-family and 27 commercial real estate loans with individual balances greater than $1.0 million, the largest being $2.6 million and $4.3 million, respectively. All of the multi-family loans are permanent loans secured by apartment buildings with an average loan balance of $1.6 million. The 27 commercial real estate loans individually exceeding $1.0 million have an average balance of $1.7 million and are secured by seven retail shopping centers, six industrial type properties, nine office buildings, two golf courses, two by vacant land, and one by a hotel.

         The Company intends to continue to originate loans secured by multi-family and commercial real estate in the Northeast Ohio area because the adjustable interest rates on these loans allow the

Company to better meet its asset/liability management goals and provide an attractive yield. Federal law limits the Company's permissible level of investment in loans secured by non-residential real property (i.e., commercial real estate lending, other than certain multi-family residences) to four times its total capital. This maximum limitation, which at March 31, 1998 was $221.7 million, is not expected to materially affect the Company's operations. The Company has not experienced significant losses in connection with its multi-family or commercial real estate portfolio. See "Allowance for Losses on Loans and Real Estate."

         CONSTRUCTION AND RESIDENTIAL DEVELOPMENT LAND LENDING. The Company provides construction financing, including construction lines of credit, and loans for the acquisition and development of land for residential properties. Most of the Company's construction loans finance the building of single-family residences ($84.1 million at March 31, 1998), although at March 31, 1998, there was also approximately $13.4 million in construction loans for commercial properties. These loans generally have adjustable interest rates and terms of two years or less and are primarily with builders and developers with whom the Company has long-standing relationships.

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

         CONSUMER LENDING. The Company makes consumer loans for personal, family or household purposes, which includes the financing of home improvements, debt consolidations, automobiles, boats and other recreational type vehicles. The Company originates substantially all of its consumer loans in Northeast Ohio. The majority of consumer loans outstanding at March 31, 1998 were fixed rate loans with maturities of six months to ten years.

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

         COMMERCIAL BUSINESS LENDING. The Company engages in commercial business lending activities including loans to finance leases and accounts receivable, inventory and equipment as well as business lines of credit. Substantially all of the Company's commercial business loans have been to borrowers in its market area.

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

         LOAN ORIGINATIONS, PURCHASES AND SALES. At March 31, 1998, substantially all of the loans originated by the Company were secured by real estate or consumer products located in the Company's Northeast Ohio market area.

         In times of rising interest rates and economic uncertainty, the Company's ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with the resultant decrease in related loan origination fees, other fee income and operating earnings.

         Occasionally the Company purchases real estate loans and loan participations from selected sellers for purchase prices equal to the unpaid principal amount of the loans or participations, with yields to the Company based upon current market rates. The Company carefully reviews and underwrites all loans to be purchased to insure that they meet the Company's underwriting standards. The seller typically continues to service these purchased loans. During fiscal 1998, the Company purchased mortgage loans, aggregating $4.5 million.

         The Company currently originates loans primarily for retention in its loan portfolio. Periodically, the Company sells seasoned loans or loan participations in order to reduce its exposure to interest rate risk or to comply with loans-to-one borrower and other regulations. During fiscal 1998, the Company sold $16.3 million of such loans. Gains and losses on these loan sales did not have a material impact on the Company's results of operations. As of March 31, 1998, the Company serviced for others (primarily FHLMC and FNMA) approximately $44.1 million of mortgage loans.

         The following table shows loan originations, purchases, sales and repayments for the periods indicated.


                                                                               Year Ended March 31,
                                                         ----------------------------------------------------------------
                                                            1998           1997        1996          1995          1994
                                                         ----------     ---------   ----------    ----------    ---------
                                                                                (In Thousands)
Loan origination by type:
-------------------------
Real estate construction, land & development loans:
  One-  to four-family................................   $   69,456     $  80,061   $   60,505    $   70,792    $  68,563
  Residential development land........................       31,743        31,857       28,216        26,584       24,828
  Multi-family .......................................        3,337         1,019        4,882         1,742        1,000
  Commercial..........................................        8,626        28,110        4,770         3,510        2,064
                                                         ----------     ---------   ----------    ----------    ---------
    Total construction, land and development loans....      113,162       141,047       98,373       102,628       96,455
                                                         ----------     ---------   ----------    ----------    ---------

Real estate permanent loans:
  One- to four-family dwelling units..................       64,460        63,459       39,083        41,206       54,416
  Multi-family .......................................       15,779        15,192        9,491         3,940        4,958
  Commercial .........................................       39,586        34,039       18,748        13,417       11,614
                                                         ----------     ---------   ----------    ----------    ---------
    Total permanent loans.............................      119,825       112,690       67,322        58,563       70,988
                                                         ----------     ---------   ----------    ----------    ---------

Commercial business...................................        7,745         6,519        1,079           845        2,467
Consumer..............................................       22,009        20,446       23,943        16,412        9,259
                                                         ----------     ---------   ----------    ----------    ---------
Total loans originated................................      262,741       280,702      190,717       178,448      179,169
                                                         ----------     ---------   ----------    ----------    ---------

Loans purchased:
----------------
  Real estate loans and loan participations...........        4,495         6,139        7,976         4,670        5,413
Loan sales:
----------
  Real estate loans and loan participations...........      (16,344)      (28,711)      (1,283)       (1,378)      (3,248)
Other:
-----
  Principal repayments................................     (198,225)     (150,700)    (139,788)     (149,835)    (170,120)
  Decrease in other items, net........................         (398)         (271)        (215)       (1,071)        (542)
                                                         ----------     ---------   ----------    ----------    ---------
  Increase in gross loans.............................   $   52,269     $ 107,159   $   57,407    $   30,834    $  10,672
                                                         ==========     =========   ==========    ==========    =========


Outstanding loan commitments amounted to approximately $24.4 million for one- to four-family residential real estate loans, including construction loans and land loans, and $8.8 million for multi-family and commercial real estate loans at March 31, 1998. See Note 4 of Notes to Consolidated Financial Statements set forth in the Proxy Statement/Prospectus.

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

The following table sets forth information concerning delinquent loans at March 31, 1998. The amounts presented represent the total remaining principal balances of the related loans before specific reserves for losses and the percentage represented of each respective type of gross loan portfolio.


                                    One- to Four-Family
                                       Permanent and              Multi-Family and
                                       Construction            Commercial Real Estate       Consumer and Business
                                --------------------------   --------------------------    -----------------------
                                                                                                       Percent of
                                               Percent of                   Percent of                    Total
                                              Total(1) One-                Total Multi-                 Consumer
                                                to Four-                   Family and                     and
                                                 Family                     Commercial                 Commercial
                                               Residential                 Real Estate                  Business
                                     Amount       Loans        Amount         Loans         Amount        Loans
                                   --------   ------------   ---------     ------------    --------    -----------
                                                             (Dollars in Thousands)

Loans delinquent for:

30 - 59 days...............        $   901        .22%        $2,265           1.04%        $308           .68%
60 - 89 days...............          1,405        .34          4,454           2.04           85           .18
90 days or more............          1,072        .26          1,681            .77          154           .34
                                   -------        ---        -------          -----        -----          ----
  Total delinquent loans...         $3,378        .82%        $8,400           3.85%        $547          1.20%
                                   =======        ===        =======          =====        =====          ====


(1) Including home equity loans and land loans.

         The table below sets forth the amounts and categories of gross non-performing assets in the Company's loan portfolio. Loans generally are placed on non-accrual status when the collection of principal and/or interest becomes delinquent over 90 days, or when the collection of principal and/or interest becomes doubtful. Repossessed assets include assets acquired in settlement of loans.


                                                                                       March 31,
                                                          ----------------------------------------------------------------
                                                             1998          1997          1996        1995          1994
                                                          ---------     ---------    -----------   --------      ---------
                                                                            (Dollars in Thousands)
Non-accruing loans:
  One- to four-family permanent residential..........        $1,224     $  1,097     $     343     $    792      $  2,083
  Multi-family and commercial real estate............         1,485          136         1,354        2,010           853
  Construction or development:
    One- to four-family..............................            44          378           294          206           373
    Multi-family and commercial real estate                     ---          ---           ---          ---           ---
  Consumer and commercial business...................           154           32            15           42            92
                                                            -------     --------     ---------     --------      --------
     Total...........................................         2,907        1,643         2,006        3,050         3,401
                                                            -------     --------     ---------     --------      --------

Accruing loans delinquent 90 days or more............           ---          ---           522          278           284
                                                            -------     --------     ---------     --------      --------

Repossessed assets:
  One-  to four-family permanent residential.........             1            5            39           41            44
  Multi-family and commercial real estate............           ---          ---           ---          200           212
  Construction or development:
    One-  to four-family.............................           ---          ---           ---          ---           ---
    Multi-family and commercial real estate..........           ---          ---           ---          ---           ---
  Consumer and commercial business...................           ---          ---           ---          ---           ---
                                                            -------     --------     ---------     --------      --------
      Total.........................................              1            5            39          241           256
                                                            -------     --------     ---------     --------      --------

Total non-performing assets........................          $2,908       $1,648        $2,567       $3,569        $3,941
                                                             ======       ======        ======       ======        ======
Non-performing assets to total assets................          0.42%        0.26%         0.47%        0.70%         0.83%
                                                               ====         ====          ====         ====          ====
Non-accrual loans to total loans(1)..................          0.46%        0.29%         0.53%        0.76%         0.92%
                                                               ====         ====          ====         ====          ====
Allowance for loan losses to non-accrual loans. .....        178.50%      302.37%       180.85%      128.70%       107.82%
                                                             ======       ======        ======       ======        ======

         (1) Total loans equal total loans-net plus the allowance for loan losses.

         For the year ended March 31, 1998 gross interest income of approximately $320,000 would have been recorded had the non-accruing loans been current in accordance with their original terms. However, partial payments of approximately $242,000 (included in interest income) have been received on some of the non-accruing loans.

         Real estate acquired in settlement of loans at March 31, 1998, consisted of one single-family property sold on land contract with a remaining balance of $1,000.

         For a further discussion of the Company's loan policy and also non-performing assets and potential problem loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality" and Notes 1 and 4 of the Notes to Consolidated Financial Statements set forth in the Proxy Statement/Prospectus.

         Federal regulations provide for the classification of loans, debt, equity securities and other assets considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulation requires insured institutions to classify their own assets and to establish conservative general allowances for losses for assets classified "substandard" or "doubtful." For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are required to be designated "special mention" by management. In addition, the OTS may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of an institution. On the basis of management's review of its assets, at March 31, 1998, the Company had classified $2.3 million of its assets (loans and real estate owned) as substandard, $222,000 of its assets as loss, $4.8 million as special mention and none as doubtful. Substantially all of the assets of the Company that have been classified at March 31, 1998, are included in the table above of non-performing assets and in the discussion of assets for which repayment by the borrower may be in doubt.

         Except as discussed above, there were no loans which were not included in the table above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

         Management is of the opinion that the allowance for loan losses at March 31, 1998, which represents 179% of total nonperforming loans, is adequate to meet potential losses in the portfolio. It must be understood, however, that there are inherent risks and uncertainties related to the operation of a financial institution. By necessity, the Company's consolidated financial statements are dependent upon estimates, appraisals, and evaluations of loans. Therefore, the possibility exists that abrupt changes in such estimates, appraisals, and evaluations might be required because of changing economic conditions and the economic prospects of borrowers. See Note 4 of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality" set forth in the Proxy Statement/Prospectus.

         The following table sets forth an analysis of the Company's allowance for loan losses.


                                                                                     Year Ended March 31,
                                                        ------------------------------------------------------------------
                                                            1998          1997           1996        1995           1994
                                                        -----------   ----------     ----------   ---------      ---------
                                                                            (Dollars in Thousands)

Allowance at beginning of period.....................        $4,968       $4,572        $4,283       $3,973        $3,649
Provision charged to expense.........................           310          323           377          582           695
                                                            -------     --------       -------      -------       --------
                                                              5,278        4,895         4,660        4,555         4,344
                                                            -------      -------       -------      -------       -------

Charge-offs:
  One- to four-family permanent residential..........           (37)         (15)         (172)        (107)         (163)
  One- to four-family construction residential.......           ---          ---           ---           (3)          (32)
  Multi-family and commercial permanent..............           ---          ---           (25)        (254)         (193)
  Consumer and commercial business..................           (108)         (18)          (46)         (48)          (93)
                                                            -------     --------       -------      -------       --------
  Total charge-offs..................................          (145)         (33)         (243)        (412)         (481)
                                                            -------     --------       --------     --------      --------

Recoveries:
  One- to four-family permanent residential..........            40           95           135           83            64
  One-to four- family construction residential.......           ---          ---           ---           26            16
  Multi-family and commercial permanent..............           ---            4           ---           17             6
  Multi-family and commercial construction...........           ---          ---             5          ---           ---
  Consumer and commercial business...................            16            7            15           14            24
                                                            -------     --------       -------      -------       ---------
  Total recoveries...................................            56          106           155          140           110
                                                            -------     --------       -------      -------       --------
Net (charge-offs)/recoveries.........................           (89)          73           (88)        (272)         (371)
                                                            -------     --------       -------      -------       --------

Allowance at end of period...........................        $5,189       $4,968        $4,572       $4,283        $3,973
                                                             ======       ======        ======       ======        ======

Net charge-offs/(recoveries) during the period to
  average loans outstanding during the period........          0.01%       (0.01)%        0.02%        0.07%         0.09%
                                                               ====        =====          ====         ====          ====

Total allowance for loan losses to total loans(1)....          0.82%        0.87%         0.95%        0.98%         0.99%
                                                               ====         ====          ====         ====          ====


___________________
     (1) Total loans equal total loans-net plus the allowance for loan losses.

         The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:


                                                                   March 31,
                       --------------------------------------------------------------------------------------------------
                               1998                      1997                       1996                      1995
                       ---------------------    ---------------------    -----------------------    ---------------------
                                     Percent                  Percent                   Percent                  Percent
                                     of Loans                 of Loans                  of Loans                 of Loans
                                     in Each                  in Each                   in Each                  in Each
                       Amount of     Category   Amount of     Category    Amount of     Category    Amount of    Category
                       Loan Loss     to Total   Loan Loss     to Total    Loan Loss     to Total    Loan Loss    to Total
                       Allowance      Loans     Allowance      Loans      Allowance      Loans      Allowance     Loans
                       ---------      -----     ---------      -----      ---------      -----      ---------     -----
                                                                   (Dollars in Thousands)

One- to four-family
 permanent residential
 and equity lines of
 credit...............     $1,285    40.67%      $1,205        40.43%      $1,064         46.36%      $1,105         49.37%

Multi-family and
 commercial real
 estate..............       1,849    30.09        1,227        27.01        1,118         25.54        1,022         24.47

Construction or
 development..........      1,165    22.55        1,258        24.84          859         20.80          774         20.19

Consumer..............        366     5.60          297         6.74          242          6.81          190          5.54

Commercial business...        146     1.09          110         0.98           37          0.49           37          0.43

Unallocated...........        378     ---           871          ---        1,252           ---        1,155           ---
                           ------   ------       ------      -------      -------        ------       ------        ------

      Total...........     $5,189   100.00%      $4,968       100.00%      $4,572        100.00%      $4,283        100.00%
                           ======   ======       ======       ======      =======        ======       ======        ======


                               March 31,
                         -----------------------
                                  1994
                         -----------------------
                                       Percent
                                       of Loans
                                       in Each
                         Amount of     Category
                         Loan Loss     to Total
                         Allowance       Loans
                         ---------       -----


One- to four-family
 permanent residential
 and equity lines of
 credit...............     $1,169         50.76%

Multi-family and
 commercial real
 estate..............       1,035         24.37

Construction or
 development..........        704         20.33

Consumer..............        168          4.00

Commercial business...         43          0.54

Unallocated...........        854           ---
                         --------      --------

      Total...........     $3,973        100.00%
                           ======      ========




INVESTMENT ACTIVITIES

         INVESTMENT SECURITIES. Federal thrift institutions have authority to invest in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies, certificates of deposit at insured institutions, bankers' acceptances and federal funds. At March 31, 1998, $13.9 million of the Company's investment securities were classified as available-for-sale, while $4.0 million were classified as held to maturity. For a summary of the Company's investment policy and investment securities see Notes 1 and 2 of the Notes to Consolidated Financial Statements set forth in the Proxy Statement/Prospectus.

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

         Historically, the Company has maintained its liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of March 31, 1998, the liquidity ratio (liquid assets as a percentage of net withdrawable savings and short-term borrowings) was 4.56% for Security Federal and 10.30% for First Federal. The cash management policies of the Company are designed to keep liquidity levels within the federal regulations, but at reasonable levels in order to maximize interest income by investing in loans, mortgage backed securities, and other investments or minimize interest expense by repaying short-term, higher cost borrowings.

         The following table sets forth the composition of the Company's investment portfolio at the dates indicated.


                                                                                           March 31,
                                                               --------------------------------------------------------------
                                                                        1998                  1997                1996
                                                               --------------------- -------------------  -------------------
                                                                 Carrying      % of   Carrying      % of   Carrying     % of
                                                                  Value       Total    Value       Total    Value       Total
                                                                --------     -------  -------      -----   -------     ------
                                                                                     (Dollars in Thousands)
Investment Securities:
  Available for sale:
    U.S. government and agency obligations .................     $13,293      46.80%  $24,048      57.32%  $23,664      53.00%
    Federal National Mortgage Association
    ("FNMA") preferred stock ...............................         530       1.87       516       1.23       504       1.13
    Municipal bond .........................................          --         --        12        .03        21        .05
    Unit Investment trust ..................................          99        .35        --         --        --         --
                                                                 -------     ------    ------     ------   -------     ------
       Subtotal ............................................      13,922      49.02    24,576      58.58    24,189      54.18
  Held to maturity:
    U.S. government and agency obligations .................       4,000      14.08     7,000      16.69     7,000      15.68
FHLB stock .................................................       7,085      24.94     6,400      15.25     3,864       8.65
                                                                  ------    -------    ------     ------   -------     ------
     Total investment securities and FHL
      stock ................................................      25,007      88.04    37,976      90.52    35,053      78.51
                                                                 -------     ------   -------     ------   -------     ------
Other Interest-Earning Assets:
  Interest-bearing deposits with banks .....................         696       2.45     1,826       4.35     5,334      11.95
  Federal funds sold and overnight
    investments ............................................       1,300       4.58       403       0.96     1,669       3.74
  Other short-term investments .............................       1,400       4.93     1,750       4.17     2,590       5.80
                                                                 -------     ------   -------     ------   -------     ------

     Total .................................................     $28,403     100.00%  $41,955     100.00%  $44,646     100.00%
                                                                 =======     ======   =======     ======   =======     ======
  Average remaining life or term to repricing of
    investment securities and other interest-
    earning assets, excluding FNMA preferred
    stock and FHLB stock..........................                 2.53 years              2.37 years           2.47 years


         The composition and maturities (without consideration of issuers' call options) of the debt investment securities portfolio, excluding FNMA preferred stock and FHLB stock, are indicated in the following table.


                                                                           March 31, 1998
                                         -----------------------------------------------------------------------------
                                          Less Than      1 to 5       5 to 10      Over 10            Total Debt
                                           1 Year         Years        Years        Years        Investment Securities
                                         ----------     --------      -------       -----        ---------------------
                                                                                                  Amortized
                                                       Carrying Value                               Cost      Fair Value
                                         ------------------------------------------------         ---------   ----------
                                                                 (Dollars in Thousands)
U.S. government and
 agency obligations.................        $2,170       $15,123       $ ---        $ ---         $17,307       $17,302
                                            ======       =======       =====        =====         =======       =======

Weighted average yield..............          5.53%         6.28%        ---%         ---%           6.19%


         The Company's investment securities portfolio at March 31, 1998 contained no securities of any issuer with an aggregate book or market value in excess of 10% of the Company's stockholders' equity, excluding those issued by the United States Government, or its agencies.

         MORTGAGE-BACKED SECURITIES. At March 31, 1998, 1997 and 1996, the Company had mortgage-backed securities issued by FHLMC securitized by pools of 30-year, fixed rate mortgage loans with a fair value of $1.8 million, $2.5 million and $3.3 million, respectively. For more information on the Company's mortgage-backed securities, see Notes 1 and 3 of the Notes to Consolidated Financial Statements set forth in the Proxy Statement/Prospectus.

         The following table sets forth the contractual maturities of the Company's mortgage-backed securities at March 31, 1998. Due to prepayments, management anticipates actual maturities to be shorter than contractual maturities.


                                               Less Than    5 to 10       10 to 20        Over 20
                                                5 Years      Years         Years           Years          Total
                                               ---------    -------       -------         -------        ------
                                                                         (Dollars in thousands)

FHLMC participation certificates.............      $280       $816          $690           $ ---        $1,786

         As of March 31, 1998, mortgage-backed securities with a current value of $1,487,000 are pledged against $1,250,000 in public funds.

SOURCES OF FUNDS

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

         DEPOSITS. The Company attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. Also, during fiscal 1998 the Company added $21.2 million in brokered certificates of deposit accounts to supplement its retail deposits. The Company offers regular passbook accounts, checking accounts, money market accounts, fixed interest rate certificates with varying maturities, negotiated rate $100,000 or above jumbo certificates of deposit ("Jumbo CDs") and individual retirement accounts.

         The composition of the Company's deposits at the end of recent periods is set forth in Note 7 of the Notes to Consolidated Financial Statements set forth in the Proxy Statement/Prospectus.

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

         The following table sets forth the deposit flows at the Company during the periods indicated.


                                                         Year Ended March 31,
                                                 ------------------------------------
                                                    1998          1997        1996
                                                 ---------     ---------    ---------
                                                      (Dollars in Thousands)

Opening balance.............................      $445,182     $410,737      $393,314
Net cash increase in deposits before
  interest credit...........................        46,298       19,414         2,472
Interest credit.............................        16,677       15,031        14,951
                                                  --------     --------      --------
    Ending balance..........................      $508,157     $445,182      $410,737
                                                  ========     ========      ========

Net increase................................      $ 62,975     $ 34,445      $ 17,423
                                                  ========     ========      ========
Percent increase............................        14.15%        8.39%         4.43%
                                                    =====         ====          ====

         The following table presents, as of March 31, 1998, the outstanding amount of certificates of deposit in amounts of $100,000 or more by time remaining until maturity.


                                                              March 31, 1998
                                                              --------------
                                                          (Dollars in Thousands)

Three months or less.................................             $29,181
Over three through six months........................              16,644
Over six through twelve months.......................              34,272
Over twelve months...................................              14,139
                                                                  -------
                                                                  $94,236
                                                                  =======

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

         The following table sets forth the maximum month-end balance and average balance of the Company's borrowings at the dates indicated.


                                                          Year Ended March 31,
                                                 -------------------------------------
                                                    1998         1997           1996
                                                 ---------     --------       --------
                                                      (Dollars in Thousands)

Maximum Balance:
----------------
FHLB advances...............................      $129,311     $116,146       $68,084

Average Balance:
----------------
FHLB advances...............................      $110,782     $ 98,980       $57,105

Weighted average interest
 rate of FHLB advances......................          6.00%        5.85%         6.04%


         The following table sets forth information as to the rates and balances of the Company's borrowings at the dates indicated.


                                                                March 31,
                                                   ----------------------------------
                                                     1998        1997           1996
                                                   -------     --------       -------
                                                      (Dollars in Thousands)

FHLB advances...............................       $98,267     $115,221       $68,084
Weighted average interest rate
 of FHLB advances...........................          5.77%        5.95%         5.75%


         In May 1993, the Company issued $9,775,000 of 6 1/4% convertible subordinated debentures due May 1, 2008. The payment of principal and interest on the debentures is subordinated at all times to any indebtedness of the Company outstanding or incurred after the date of issuance. At March 31, 1998, the Company had no indebtedness senior to the debentures. However, certain obligations of the Company, including deposit liabilities and FHLB advances, have first claim on the assets of the Company. Cost incurred in the transaction totaled approximately $812,000 and will be amortized over the life of the debentures resulting in an effective interest rate of 7.2%. The debentures are convertible at any time prior to maturity into common stock of the Company at a conversion rate of 128.37 shares of common stock (as adjusted for the July 1997 three-for-two stock split and the September 1993 two-for-one stock split) for each $1,000 principal amount of debentures. During the year ended March 31, 1998, $1.6 million of such debentures were converted into 210,420 shares of common stock with approximately $6.8 million of such debentures still outstanding at March 31, 1998.

         The debentures became callable at the option of the Company on May 1, 1996 and are redeemable currently at 100% of their principal amount. At this time, the Company has not exercised its right to call the debentures; however, pursuant to the terms of the Merger Agreement, the Company must call and redeem all of its outstanding debentures as soon as practicable. The Company anticipates calling the debentures during the third calendar quarter of 1998. Persons holding such debentures will be notified individually as to the date and terms on which such debentures will be called and redeemed by the Company.

SUBSIDIARY ACTIVITIES

         At March 31, 1998, Security Federal's net remaining investment in its service corporation, Security Financial Corporation ("SFC"), was $1,000. The service corporation, which in the past had been engaged in several joint ventures for residential land development, has been inactive during the current fiscal year.

         During March 1994 the Company formed SF Development Co., a wholly owned subsidiary of Security First, for the purpose of entering into joint ventures to develop land for residential properties. During fiscal 1995, SF Development entered into a joint venture with a local developer to purchase land for the development of 81 residential lots located in Richmond Heights, Ohio, and during fiscal 1996 entered into a second joint venture with the same developer to develop land into 63 residential lots, also in Richmond Heights, Ohio. Additionally, during fiscal 1997, SF Development entered into a joint venture with a second developer to develop land and build 56 condominium units in Medina, Ohio. See Note 18 of the Notes to Consolidated Financial Statements set forth in the Proxy Statement/Prospectus.

COMPETITION

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

         The Company considers its primary market area for savings and mortgage loans to consist of Ashtabula, Cuyahoga, Geauga, Lake, and Medina and Portage counties in Northeastern Ohio. At March 31, 1998, there were 14 thrift institutions and 20 commercial banks with offices in the Company's primary market area. The Company estimates that its market share of savings deposits and mortgage loans in this area is less than 5%.

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

         Security Federal's and First Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 1998, Security Federal's lending limit under this restriction was $7.1 million and First Federal's was $1.0 million. The Associations are in compliance with the loans-to-one-borrower limitation.

         INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC. The Associations are members of the Savings Association Insurance Fund ("SAIF"), which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Deposit insurance premiums are assessed based upon the institution's risk classification, which is a function of its capital level and supervisory rating. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

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

         REGULATORY CAPITAL REQUIREMENTS. Federally insured savings associations, such as the Associations, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. See Note 13 of the Notes to Consolidated Financial Statements set forth in the Proxy Statement/Prospectus.

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

         QUALIFIED THRIFT LENDER TEST. All savings associations, including the Company, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 1998, each of the Associations met the test and has always met the test since its effectiveness.

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

         HOLDING COMPANY REGULATION. As of March 31, 1998, Security First was a multiple savings and loan holding company subject to regulatory oversight by the OTS. As such, Security First is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over Security First and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

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

FEDERAL AND STATE TAXATION

         FEDERAL TAXATION. Prior to 1996, savings associations such as the Associations that met certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which were allowed, within specified formula limits, to be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally one- to four-family home loans secured by improved real estate) was computed under the greater of the experience method or the percentage of taxable income method.

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

EMPLOYEES

         At March 31, 1998, the Company had a total of 174 employees, including 33 part-time employees. None of the Company's employees are represented by any collective bargaining group.
Management considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages and positions of each of the executive officers of the Company. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.


                                                                                                          Year
               Name                       Age                                Position                  Appointed
---------------------------------         ---  -------------------------------------------------       ---------

Charles F. Valentine                      58   Chairman of the Board and Chief Executive Officer          1985
Austin J. Mulhern                         56   President, Chief Operating Officer and Director            1985
Jeffrey J. Calabrese                      46   Vice President and Secretary                               1976
Mary H. Crotty                            57   Chief Financial Officer and Vice President                 1995
Thomas J. Deighton                        47   Vice President                                             1994
Kim E. Miske                              41   Assistant Vice President and Treasurer                     1997


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

         KIM E. MISKE. Mr. Miske joined Security Federal in October 1997 as Assistant Vice President and Treasurer. Prior to joining Security Federal, he was Assistant Vice President and Controller of Home Bank, F.S.B. from 1987 to 1997.

ITEM 2.  PROPERTIES

          The Company conducts its business at its main office headquartered in Mayfield Heights, Ohio and its 14 branch office locations in its market area in northeast Ohio. The Company owns eight of its offices, and leases six. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at March 31, 1998, was $8.5 million. See Note 6 of Notes to Consolidated Financial Statements set forth in the Proxy Statement/Prospectus.

          The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Company.

          The Company's accounting and record keeping activities are maintained on an on-line basis with an independent service bureau. The net book value of the Company's computer equipment at March 31, 1998 was approximately $902,000.

ITEM 3.  LEGAL PROCEEDINGS

          The Company is involved, from time to time, in routine litigation arising from its operations. Management believes that the outcome of such routine litigation, individually and in the aggregate, will not have a material effect on the Company's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

          The information contained under the heading "Price Range of Common Stock and Dividends" in the Company's definitive proxy materials for the Annual Meeting of Shareholders to be held in July 1998, a copy of which is attached hereto as Exhibit 99, is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

          The information contained under the heading "Summary - Security First Corp. - Five Year Summary - Selected Consolidated Financial Information" in the Company's definitive proxy materials for the Annual Meeting of Shareholders to be held in July 1998, a copy of which is attached hereto as Exhibit 99, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Appendix C of the Company's definitive proxy materials for the Annual Meeting of Shareholders to be held in July 1998, a copy of which is attached hereto as Exhibit 99, is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Appendix C of the Company's definitive proxy materials for the Annual Meeting of Shareholders to be held in July 1998, a copy of which is attached hereto as Exhibit 99, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Financial Statements and Supplementary Data contained in Appendix C of the Company's definitive proxy materials for the Annual Meeting of Shareholders to be held in July 1998, a copy of which is attached hereto as
Exhibit 99, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information concerning Directors of the Registrant is incorporated herein by reference from the Company's definitive proxy materials for the Annual Meeting of Shareholders to be held in July, 1998, except for the information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation," a copy of which is attached hereto as Exhibit 99.

ITEM 11. EXECUTIVE COMPENSATION

          Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy materials for the Annual Meeting of Shareholders to be held in July 1998, except for the information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation," a copy of which is attached hereto as Exhibit 99.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy materials for the Annual Meeting of Shareholders to be held in July 1998, except for the information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation," a copy of which is attached hereto as Exhibit 99.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive proxy materials for the Annual Meeting of Shareholders to be held in July 1998, except for the information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation," a copy of which is attached hereto as Exhibit 99.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) (1)  FINANCIAL STATEMENTS:

          The following financial statements are included under Part II, Item 8 of this Form 10-K:



1.    Report of Independent Auditors.

2.    Consolidated Statements of Balance Sheet at March 31, 1998 and 1997.

3. Consolidated Statements of Income for the fiscal years ended March 31, 1998, 1997 and 1996.

4. Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended March 31, 1998, 1997 and 1996.

5. Consolidated Statements of Cash Flows for the fiscal years ended March 31, 1998, 1997 and 1996.

6.    Notes to Consolidated Financial Statements

7.    Security First Quarterly Financial Data

          (a) (2)  FINANCIAL STATEMENT SCHEDULES:

          All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

         (a) (3)  EXHIBITS:

         See Exhibit Index.

         (b) REPORTS ON FORM 8-K:

         There were no reports on Form 8-K filed during the quarter ended March 31, 1998

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      SECURITY FIRST CORP.

By: /s/Austin J. Mulhern                                     Date: June 22, 1998
    -------------------------------------------------              -------------
        Austin J. Mulhern
        (Duly Authorized Representative)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/Charles F. Valentine                                  Date: June 22, 1998
    -------------------------------------------------              -------------
        Charles F. Valentine,
        Chairman of the Board and
        Chief Executive Officer

By: /s/Austin J. Mulhern                                     Date: June 22, 1998
    -------------------------------------------------              -------------
        Austin J. Mulhern, President
        Chief Operating Officer
        and Director

By: /s/Robert L. Anderson                                    Date: June 22, 1998
    -------------------------------------------------              -------------
       Robert L. Anderson, Director

By: /s/James P. Myers                                        Date: June 22, 1998
    -------------------------------------------------              -------------
       James P. Myers, Director

By: /s/Nicholas E. Rinaldi, DDS                              Date: June 22, 1998
    -------------------------------------------------              -------------
       Nicholas E. Rinaldi, DDS, Director

By: /s/Donald E. Snow                                        Date: June 22, 1998
    -------------------------------------------------              -------------
       Donald E. Snow, Director

By: /s/Louis J. Sorboro                                      Date: June 22, 1998
    -------------------------------------------------              -------------
       Louis J. Sorboro, Director

By: /s/Paul V. Voinovich                                     Date: June 22, 1998
    -------------------------------------------------              -------------
       Paul V. Voinovich, Director

By: /s/Mary H. Crotty                                        Date: June 22, 1998
    -------------------------------------------------              -------------
       Mary H. Crotty, Vice President
       and Chief Financial Officer
       (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX
Exhibit
Number                                    Document
------        ------------------------------------------------------------------

   2 Agreement of Affiliation and Plan of Merger dated April 5, 1998 by and between Security First Corp. and FirstMerit Corporation, filed as an exhibit to Registrant's Report on Form 8-K dated April 5, 1998 (File No. 0-21212), is incorporated herein by reference.

   3.1 Registrant's Certificate of Incorporation, and Bylaws, filed on December 11, 1992 as exhibits to Registrant's Registration Statement on Form S-4 (File No. 33-55674), are incorporated herein by reference.

   3.2 Amendment to the Certificate of Incorporation, filed under "Proposal II - Amendment to Security First's Certificate of Incorporation" in Registrant's Proxy Statement on Schedule 14A for the annual meeting of shareholders held on July 31, 1997, (File No. 0-21212).

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

   10.5 Registrant's 1996 Stock Option and Incentive Plan, filed as Appendix A to Registrant's Proxy Statement on Schedule 14A for the annual meeting of shareholders held on July 25, 1996 (File No. 0-21212), is incorporated herein by reference.

Exhibit
Number                                 Document
------        ------------------------------------------------------------------


   10.6 Stock Purchase Option dated as of April 5, 1998 by and between Security First and FirstMerit, filed as an exhibit to Registrant's Report on Form 8-K dated April 5, 1998 (File No. 0-21212), is incorporated herein by reference.

   11         Statement re computation of per share earnings

   12         Statement re computation of ratios

   21         Subsidiaries of the Registrant

   23         Consent of Deloitte & Touche LLP

   27         Financial Data Schedule

   99         Proxy Statement/Prospectus