Form 10-Q
period 1998-06-30
SECURITY FIRST CORP
filed 1998-08-10
CIK 895094

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number 0-21212
                                                ----------------

                              SECURITY FIRST CORP.
             (Exact name of registrant as specified in its charter)

     Delaware                                                    34-1724675
     -------------------------------                  ----------------------
     (State or other jurisdiction of                          (IRS Employer
     incorporation or organization)                   Identification Number)

 1413 Golden Gate Boulevard Mayfield Heights, Ohio               44124-1800
 --------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)


                                 (440) 449-3700
                                 --------------
              (Registrant's telephone number, including area code)

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

                Yes X                                 No
                    ---                                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common stock, $0.01 par value                                7,887,238
      -----------------------------                                ----------
           (Class)                        (Outstanding   at  August  7, 1998)

                              SECURITY FIRST CORP.

                                TABLE OF CONTENTS
                                -----------------

PART I. FINANCIAL INFORMATION                                                                        PAGE

Item 1.  Financial Statements:

         Consolidated Statements of Financial Condition as of June 30, 1998,
         March 31, 1998 and June 30, 1997............................................................... 3

         Consolidated Statements of Income for the three months
         ended June 30, 1998 and 1997 .................................................................. 4

         Consolidated Statements of Cash Flows for the
         three months ended June 30, 1998 and 1997 ................................................... 5-6

         Notes to Consolidated Financial Statements................................................... 7-8

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations................................................................... 9-16

Item 3. Quantitative and Qualitative Disclosures About Market Risk .................................... 16

PART II. OTHER INFORMATION ............................................................................ 17


SIGNATURES ............................................................................................ 18

EXHIBITS .............................................................................................. 19

Part I. - Financial Information

                              SECURITY FIRST CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 JUNE 30,      MARCH 31,    JUNE 30,
                                                                                     1998           1998       1997
                                                                                (Unaudited)                (Unaudited)
                                                                                 -----------------------------------

ASSETS:
Cash and deposits with banks                                                     $  11,965    $  10,003    $   8,933
Interest bearing deposits with banks                                                     3          696        1,050
Federal funds sold and short term investments                                        7,500        2,700        2,100
                                                                                 -----------------------------------

   Total cash and cash equivalents                                                  19,468       13,399       12,083
                                                                                 -----------------------------------

Investment securities - held to maturity (market values of
  $4,999, $4,009, and $7,001 at June 30, 1998, March 31,
  1998, and June 30, 1997, respectively)                                             4,998        4,000        7,000
Investment securities - available for sale (amortized cost of
  $15,576, $13,905, and $24,927 at June 30, 1998, March 31,
  1998, and June 30, 1997, respectively)                                            15,606       13,922       24,773
Mortgage-backed securities - available for sale (amortized cost of
  $1,628 at June 30, 1998, $1,786 at March 31, 1998 and
  $2,258 at June 30, 1997)                                                           1,683        1,843        2,324
Loans held for sale                                                                    623          624         --
Loans - net (including allowance for loan losses of
  $5,287 at June 30, 1998, $5,189 at March 31, 1998
  and $5,018 at June 30, 1997)                                                     629,799      626,836      583,772
Accrued interest receivable                                                          4,484        4,274        4,222
Federal Home Loan Bank stock - at cost                                               7,214        7,085        6,649
Premises and equipment - net                                                         8,355        8,534        8,702
Cost in excess of fair value of net
  assets acquired (goodwill)                                                           899          924        1,001
Prepaid expenses and other assets                                                    3,333        4,041        2,700
                                                                                 -----------------------------------

   TOTAL ASSETS                                                                  $ 696,462    $ 685,482    $ 653,226
                                                                                 ===================================


LIABILITIES:
Deposits                                                                         $ 511,183    $ 508,157    $ 464,976
Advances from Federal Home Loan Bank-at cost                                       104,738       98,267      112,189
Convertible subordinated debentures                                                  4,457        6,840        7,911
Advance payments by borrowers for taxes
  and insurance (escrow)                                                             2,532        1,653        2,376
Accrued interest payable                                                             2,133        2,625        1,952
Accounts payable and other accrued expenses                                          2,476        3,261        2,281
                                                                                 -----------------------------------

   Total liabilities                                                               627,519      620,803      591,685
                                                                                 -----------------------------------

SHAREHOLDERS' EQUITY:
Preferred stock (1,000,000 shares authorized,
  none issued)                                                                        --           --           --
Common stock, par value $.01 per share; 20,000,000
  shares authorized; 7,863,587 shares outstanding
  at June 30, 1998, 7,555,044 at March 31, 1998
  and 7,577,594 at June 30, 1997 (a)                                                    79           76           76
Capital in excess of par value                                                      17,614       16,021       15,547
Net unrealized gain (loss) on investments and mortgage-backed securities, (net of tax of $29 at June 30, 1998,
  $26 at March 31, 1998, and $(29) at June 30, 1997)                                    57           48          (57)
Unearned compensation                                                                 (120)        (139)        (197)
Treasury stock (88,324 shares at March 31, 1998 and
  3,120 shares at June 30, 1997) at cost                                              --         (1,671)         (38)
Retained earnings (substantially restricted)                                        51,313       50,344       46,210
                                                                                 -----------------------------------

   Total shareholders' equity                                                       68,943       64,679       61,541
                                                                                 -----------------------------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 696,462    $ 685,482    $ 653,226
                                                                                 ===================================

(a) Shares outstanding at June 30, 1997 were adjusted to reflect the three-for-two stock split distributed on July 31, 1997


 See notes to consolidated financial statements.

Part I. - Financial Information
                              SECURITY FIRST CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             FOR THE THREE MONTHS ENDED JUNE 30,
                                             -----------------------------------
                                                         1998      1997
                                                      -------   -------
Interest Income:
  Loans                                               $13,805   $12,641
  Mortgage-backed securities                               34        46
  Investment securities                                   438       625
  Short-term investments                                  167       103
                                                      -------   -------
    Total interest income                              14,444    13,415
                                                      -------   -------

Interest Expense:
  Deposits                                              5,893     5,220
  Short-term FHLB advances                                616     1,135
  Long-term FHLB advances                                 889       640
  Convertible subordinated debentures                      77       138
                                                      -------   -------
    Total interest expense                              7,475     7,133
                                                      -------   -------

Net interest income                                     6,969     6,282
Provision for loan losses                                  84        59
                                                      -------   -------

Net interest income after provision for loan losses     6,885     6,223
                                                      -------   -------

Other Income:
  Service charges and other fees                          469       397
  Other                                                    82        45
                                                      -------   -------
     Other income                                         551       442
                                                      -------   -------

Other Expenses:
  Salaries and employee benefits                        1,702     1,618
  Occupancy and equipment                                 483       468
  Federal deposit insurance                                78        74
  Marketing                                                53       122
  Professional fees                                       137       127
  Data processing                                         121       125
  Printing and supplies                                    73        81
  Amortization of goodwill                                 25        26
  Supervisory assessment                                   40        33
  Other                                                   663       638
                                                      -------   -------
     Other expenses                                     3,375     3,312
                                                      -------   -------

Income before federal income taxes                      4,061     3,353
Federal income taxes                                    1,409     1,164
                                                      -------   -------

Net Income                                            $ 2,652   $ 2,189
                                                      =======   =======

Earnings Per Share:(a)
  Basic                                               $  0.34   $  0.29
                                                      =======   =======

  Diluted                                             $  0.31   $  0.26
                                                      =======   =======

Cash Dividends Per Share (a)                          $  0.09   $  0.08
                                                      =======   =======

(a) Earnings per share and cash dividends per share for the three months ended June 30, 1997 were restated to reflect the three-for-two stock split distributed on July 31, 1997 and the implementation of SFAS No. 128.

See notes to consolidated financial statements.

Part I. - Financial Information

                              SECURITY FIRST CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                  FOR THE THREE MONTHS ENDED JUNE 30,
                                                                           --------------------------------------------------
                                                                                           1998                         1997
                                                                           ---------------------        ---------------------

OPERATING ACTIVITIES:
---------------------
Net Income                                                                               $2,652                       $2,189
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Provision for loan losses                                                               84                           59
     Accretion of discounts, amortization of
       premiums, and other deferred yield items                                             (31)                          31
     Depreciation and amortization                                                          225                          218
     Amortization of goodwill                                                                25                           26
     Effect of change in accrued interest
       receivable and payable                                                              (702)                        (296)
     Equity income from joint ventures                                                      (22)                         (27)
     FHLB stock dividends                                                                  (128)                        (117)
     Amortization of unearned compensation                                                   19                           19
     Net change in accounts payable, accrued expenses,
       and other assets                                                                    (216)                         402
     Other                                                                                   23                            -
                                                                           ---------------------        ---------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 1,929                        2,504
                                                                           ---------------------        ---------------------



INVESTING ACTIVITIES:
---------------------
Loans originated                                                                        (77,372)                     (62,859)
Increase (decrease) in loans in process                                                   5,090                        2,836
Loan principal repayments and maturities                                                 66,038                       43,690
Proceeds from:
   Sales of:
     Loans and loan participations                                                        3,226                          453
   Mortgage-backed security principal
     repayments and maturities                                                              158                          213
   Investment security maturities                                                         3,332                        1,047
Purchases of:
   Investment securities                                                                 (5,996)                      (1,000)
   Premises and equipment                                                                   (42)                         (70)
   FHLB stock                                                                                 -                         (132)
                                                                           ---------------------        ---------------------

NET CASH USED IN INVESTING ACTIVITIES                                                    (5,566)                     (15,822)
                                                                           ---------------------        ---------------------

Part I. - Financial Information

                              SECURITY FIRST CORP.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - Continued
                             (Dollars in thousands)

                                                                                          Three Months Ended June 30,
                                                                           --------------------------------------------------
                                                                                           1998                         1997
                                                                           ---------------------        ---------------------

FINANCING ACTIVITIES:
--------------------
Net increase in savings deposits                                                       $  3,026                     $ 19,794
Proceeds from additional FHLB advances                                                   28,000                       50,600
Payment of FHLB advances                                                                (21,529)                     (53,632)
Net increase in mortgage escrow funds                                                       879                          878
Payment of dividends on common stock                                                       (708)                        (606)
Proceeds from exercise of stock options                                                      38                           68
Purchase of treasury stock                                                                    -                         (365)
                                                                           ---------------------        ---------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 9,706                       16,737
                                                                           ---------------------        ---------------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 6,069                        3,419

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         13,399                        8,664
                                                                           ---------------------        ---------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 19,468                     $ 12,083
                                                                           =====================        =====================


Supplemental disclosures of cash flow
  information:

Cash paid during the period for:

  Interest on deposits and borrowings                                                  $  7,967                     $  7,027

  Income taxes                                                                              771                          455

Noncash investing and financing activities:

  Effect of conversion of convertible subordinated
    debentures                                                                            2,383                          568

See notes to consolidated financial statements.

Item 1.   Financial Statements

                              SECURITY FIRST CORP.

             Notes to Consolidated Financial Statements (Unaudited)


1.  BASIS OF PRESENTATION

         The consolidated financial statements of Security First Corp. ("Security First" or "Company") include the accounts of the Company (a multiple savings & loan holding company) and the accounts of its wholly owned subsidiaries, Security Federal Savings and Loan Association ("Security Federal" or "Association"), First Federal Savings Bank of Kent ("First Federal"), and SF Development Corp. All significant inter-company transactions have been eliminated. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of (a) the results of operations for the three months ended June 30, 1998 and 1997; (b) the financial condition at June 30, 1998, March 31, 1998 and June 30, 1997; and
(c) the statement of cash flows for the three month periods ended June 30, 1998 and 1997. The results of operations for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for a full year. Certain prior period amounts have been reclassified to conform with the current year presentation.


2.  EARNINGS PER SHARE

         Earnings per share for each period presented is calculated using the weighted average number of shares of common stock outstanding during the period. (See calculation in Exhibit 11.) Earnings per share and cash dividend for the three months ended June 30, 1997 are restated to reflect both the three-for-two stock split distributed on July 31, 1997 and the implementation of Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which was effective for periods ending after December 15, 1997.

         Diluted earnings per share is computed giving appropriate consideration to the dilutive effect of stock options and shares issuable upon conversion of the 6.25% convertible subordinated debentures. In computing diluted earnings per share, net income has been adjusted to eliminate interest expense associated with the debentures, net of estimated income taxes.


3.  STOCK REPURCHASE PROGRAM

         In December 1996, the Board of Directors of the Company authorized management to repurchase up to 300,000 shares (as adjusted for the July 31, 1997 three-for-two stock split) of the Company's outstanding common stock. The authorization provided that shares were to be purchased in the open market at prevailing market prices from time to time over a 12-month period commencing in January, 1997. A six month extension of the program, through June 30, 1998, was approved by the Board of Directors on December 16, 1997. The repurchased shares become treasury shares and used for general corporate purposes, including the issuance of shares in connection with grants and awards under the Company's stock-based benefit plans. Under this authorization, 233,975 shares were repurchased during the twelve months ended March 31, 1998, for an aggregate price of $4.1 million. A portion of the shares was reissued in connection with the exercise of stock options and the conversion of convertible subordinated debentures. The difference between the repurchase and reissuance prices was treated as a reduction of retained earnings. During the three months ended June 30, 1998, no shares were repurchased, all of the treasury shares were reissued in connection with stock option exercises and/or subordinated debenture conversions, and the repurchase program was terminated.

4. COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", was issued in June 1997 and became effective for the Company's fiscal year beginning on April 1, 1998. This statement requires companies to report all items that are recognized as components of comprehensive income under accounting standards. The Company's comprehensive income for the three months ended June 30, 1998 and 1997 is as follows:

                                                                            Three Months Ended June 30,
                                                                            ---------------------------
                                                                           1998                      1997
                                                                          -------                    ------
                                                                                    (In thousands)
Net income                                                                 $2,652                    $2,189
Unrealized  holding gains arising during the period, net
   of tax effect of $3 and $82, respectively                                    9                       167
                                                                          -------                    ------


Comprehensive income                                                       $2,661                    $2,356
                                                                          =======                    ======


5. NEW ACCOUNTING STANDARD

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", on April 1, 1998. This statement provides accounting and reporting standards for the way public enterprises are to report information about operating segments in annual financial statements, and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Management has determined that the adoption of SFAS No. 131 will not result in increased reporting and disclosure requirements.


6. PENDING MERGER

         On April 5, 1998 the Company entered into a definitive agreement for the acquisition of Security First by FirstMerit Corporation ("FirstMerit"), a multi-bank holding company headquartered in Akron, Ohio. The agreement specifies, among other things, that FirstMerit will exchange .8855 of its shares for each share of the Company in an exchange that is expected to be tax-free for income tax purposes. The transaction, which has received the approval of federal banking regulators and Security First shareholders, is expected to close in October 1998.

ITEM 2.
                              SECURITY FIRST CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Security First's net income was $2,652,000 for the first quarter ended June 30, 1998, an increase of 21% over the $2,189,000 earned in the comparable period last year. The Company's total assets increased from $685.5 million at fiscal year-end March 31, 1998, to $696.5 million at June 30, 1998, due to net increases in loans and investments of $3.0 million and $7.5 million, respectively. The asset growth was funded primarily by net increases in savings deposits and FHLB borrowings of $3.0 million and $6.5 million, respectively.

         Shareholders' equity (capital) at June 30, 1998 increased $4.3 million since March 31, 1998 as a result of $2.7 million in net income and $2.3 million of paid-in-capital from bond conversions and the exercise of stock options, offset by the payment of $708,000 in cash dividends.

         As noted in the "Capital" section, both Security Federal's and First Federal's regulatory capital ratios at June 30, 1998 exceeded all regulatory capital requirements, and both institutions have been categorized as "well-capitalized" by the Office of Thrift Supervision ("OTS"), their primary regulator.


ASSET QUALITY

         The Company's provision for loan losses was $84,000 for the first quarter ended June 30, 1998, compared with $59,000 for the same period last year. The allowance for loan losses of $5,287,000 at June 30, 1998 increased 1.9% from $5,189,000 at March 31, 1998. Nonperforming loans increased from $2,907,000 at March 31, 1998 to $4,320,000 at June 30, 1998. This increase is attributable mainly to one residential loan for $302,000 and two commercial real estate loans totaling $1,094,000, which were placed on non-accrual status during the current quarter.

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

NON-PERFORMING ASSETS:

                                                             AT OR FOR THE         AT OR FOR THE        AT OR FOR THE
                                                             QUARTER ENDED           YEAR ENDED         QUARTER ENDED
                                                             JUNE 30, 1998         MARCH 31, 1998       JUNE 30, 1997
                                                             -------------         --------------       -------------

      Non-accrual loans                                            $4,320               $2,907               $1,828
      Real estate owned                                                 1                    1                    4
                                                                   ------               ------               ------
           Total non-performing assets                             $4,321               $2,908               $1,832
                                                                   ======               ======               ======

      Allowance for loan losses                                    $5,287               $5,189               $5,018
                                                                   ======               ======               ======

      RATIOS:
      Non-performing assets to total assets                         0.62%                0.42%                0.28%
      Non-performing  loans to total  loans  (before                0.68%                0.46%                0.31%
      allowance for loan losses)
      Allowance  for loan  losses to  non-performing                 122%                 178%                 275%
      loans
      Allowance  for  loan  losses  to  total  loans                 .83%                 .82%                0.85%
      (before allowance for loan losses)
      Net charge-offs to average loans                                  -                0.01%                0.01%

 POTENTIAL PROBLEM LOANS:

         As of June 30, 1998, there were six commercial loans totaling $2.5 million which are not reflected in the above table, where known information about possible credit problems of the borrower caused management to have some doubts as to the ability of the borrower to comply with present loan repayment terms, and may result in disclosure of such loans in the future. Although management believes that these loans are adequately secured and no material loss is expected, certain circumstances may cause the borrower to be unable to comply with the present loan repayment terms at some future date.

         Management is of the opinion that the allowance for loan losses at June 30, 1998, which represents 122% of total non-performing loans, is adequate to meet potential losses in the loan portfolio. It must be understood, however, that there are inherent risks and uncertainties related to the operation of a financial institution. By necessity, the Company's presentation of loans and real estate owned in the consolidated financial statements is dependent upon estimates, appraisals and evaluations of loans. Therefore, the possibility exists that abrupt changes in economic and other market circumstances can change such estimates, appraisals, and evaluations and require them to be revised.


LIQUIDITY

         The term "liquidity" refers to the ability of the Company to generate adequate amounts of cash to meet its needs, typically for the funding of loan originations. The Company's liquidity is a measure of its ability to fund loans and meet withdrawals of deposits and other cash outflows in a cost-effective manner. The principal sources of funds for the Company's operations are cash flows generated from earnings, savings deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investment securities and borrowings from the FHLB. Because a significant portion of the Company's loan originations consist of relatively short-term construction and development loans, the funding source for new loan originations is frequently derived from maturities and prepayments of other construction loans. In addition, Security Federal and First Federal also have the ability to borrow against their eligible collateral, or an additional $24.6 million and $17.2 million, respectively, (as of June 30, 1998) from the FHLB, if the need arises.

         Management regularly reviews the Company's need for cash to fund its operation and believes that the aforementioned sources of funds are adequate for its projected requirements. Current federal regulations require that a savings institution maintain an average daily balance of liquid assets of at least 4% of the sum of its average balance of net withdrawable deposit accounts and borrowings payable in one year or less. For the quarters ended June 30, 1998 and 1997, Security Federal's average liquidity ratios were 7.15% and 6.59%, respectively. First Federal's liquidity ratios were 9.69% and 11.18% for the quarters ended June 30, 1998 and 1997, respectively.


CAPITAL

         Regulatory capital for Security Federal and First Federal at June 30, 1998 exceeded all the minimum capital requirements specified by federal regulations. In addition, both subsidiaries exceeded the capital level required by the OTS to be classified as a "well-capitalized" institution, as demonstrated in the following table (dollar amounts in thousands):

                                                                     SECURITY FEDERAL
                                                  Tier 1 Core      Tier 1 Risk-       Total Risk-         Tangible
                                             Leverage capital     Based Capital     Based Capital         Capital
                                             ----------------     -------------     -------------         -------
      Capital amount - actual                         $44,772           $44,772           $49,424          $44,772
      Well-capitalized level                           29,304            27,733            46,221           29,304
                                                       ------            ------            ------           ------
      Excess                                          $15,468           $17,040          $  3,204          $15,468
                                                      =======           =======          ========          =======

      Capital ratio - actual                            7.64%             9.69%            10.69%            7.64%
      Capital ratio - required                          3.00              4.00              8.00             1.50
                                                        -----             -----             -----            -----
      Excess                                            4.64%             5.69%             2.69%            6.14%
                                                        =====             =====             =====            =====

      Capital ratio - actual                            7.64%             9.69%            10.69%
      Well-capitalized level                            5.00              6.00             10.00
                                                        -----             -----             -----
      Excess                                            2.64%             3.69%             0.69%
                                                        =====             =====             =====

                                                                       FIRST FEDERAL
                                                  Tier 1 Core      Tier 1 Risk-       Total Risk-         Tangible
                                             Leverage capital     Based Capital     Based Capital         Capital
                                             ----------------     -------------     -------------         -------
      Capital amount - actual                        $  6,495          $  6,495          $  6,905         $  6,495
      Well-capitalized level                            4,750             4,448             6,514            1,425
                                                        -----             -----             -----            -----
      Excess                                         $  1,745          $  2,047         $     391         $  5,070
                                                     ========          ========         =========         ========

      Capital ratio - actual                            6.84%             8.76%            10.60%            6.84%
      Capital ratio - required                          3.00              4.00              8.00             1.50
                                                        -----             -----             -----            -----
      Excess                                            3.84%             4.76%             2.60%            5.34%
                                                        =====             =====             =====            =====

      Capital ratio - actual                            6.84%             8.76%            10.60%
      Well-capitalized level                            5.00              6.00             10.00
                                                        -----             -----             -----
      Excess                                            1.84%             2.76%             0.60%
                                                        =====             =====             =====

               SECURITY FIRST CORP.
             AVERAGE BALANCE SHEETS


The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended June 30, 1998 and 1997. Average balance calculations were based on daily and monthly balances.

             (Dollars in thousands)

                               For the Three Months              For the Three Months
                               Ended June 30, 1998               Ended June 30, 1997
                               -----------------------------------------------------------------

                                 Average                  Yield/   Average                   Yield/
                                 Balance  Interest         Cost    Balance    Interest        Cost
                               --------------------------------- -----------------------------------

Interest-earning assets:
    Loans                       $627,655   $13,805         8.80%  $576,944     $12,641         8.76%
    Mortgage-backed
      securities                   1,713        34         7.94%     2,322          46         7.92%
    Investment securities         27,116       438         6.46%    37,689         625         6.63%
    Short-term investments        12,127       167         5.51%     7,716         103         5.34%
                               ---------- ---------              ----------   ---------

    Total interest-
      earning assets             668,611    14,444         8.64%   624,671      13,415         8.59%
                                          ---------                           ---------
Noninterest-earning
    assets                        29,774                            25,099
                               ----------                        ----------

    Total assets                $698,385                          $649,770
                               ==========                        ==========

Interest-bearing liabilities:
    Passbook accounts            $57,119   $   389         2.72%  $ 57,554        $391         2.72%
    Money market/NOW accounts     96,574       384         1.59%    83,712         353         1.69%
    Certificates of deposit      355,895     5,120         5.75%   312,503       4,476         5.73%
                               ---------- ---------              ----------   ---------
    Total deposits               509,588     5,893         4.63%   453,769       5,220         4.60%

    Short-term FHLB advances      40,515       616         6.08%    77,735       1,135         5.84%
    Long-term FHLB advances       64,801       889         5.49%    40,649         640         6.30%
                               ---------- ---------              ----------   ---------
    Total advances               105,316     1,505         5.72%   118,384       1,775         6.00%

    Convertible subordinated
      debentures                   5,279        77         5.83%     8,197         138         6.73%
                               ---------- ---------              ----------   ---------

    Total interest-
      bearing liabilities        620,183     7,475         4.82%   580,350       7,133         4.92%
                                          ---------                           ---------
Noninterest-bearing
  liabilities                     11,137                             9,099
                               ----------                        ----------

    Total liabilities            631,320                           589,449
Shareholders' equity              67,065                            60,321
                               ----------                        ----------

    Total liabilities and
      shareholders' equity      $698,385                          $649,770
                               ==========                        ==========

NET INTEREST INCOME/
  INTEREST RATE SPREAD                     $ 6,969         3.82%                $6,282         3.67%
                                          =========   =========               =========   ========

NET INTEREST-EARNING
  ASSETS/NET YIELD ON
  INTEREST-EARNING ASSETS        $48,428                   4.17%   $44,321                     4.02%
                               ==========             =========  ==========               ========

RATIO OF INTEREST-EARNING
  ASSETS TO INTEREST-BEARING
  LIABILITIES                                            107.81%                             107.64%
                                                      =========                           ========

                              SECURITY FIRST CORP.
                              RATE/VOLUME ANALYSIS


The changes in net interest income for the three months ended June 30, 1998, as compared to the same period in the prior year, are analyzed in the following table. The table shows the changes by major component, distinguishing between changes related to volume as opposed to changes in interest rates and the net effect of both. Changes not solely attributable to volume or rate changes have been allocated in proportion to the changes due to volume and rate.

                             (Dollars in thousands)

                                                            For the Three Months Ended June 30, 1998 vs. 1997
                                                  ------------------------------------------------------------------


                                                            Increase (Decrease) Due to
                                                  ---------------------------------------
                                                                                                     Total Increase
                                                          Volume                    Rate                 (Decrease)
                                                  ---------------        ----------------        -------------------


INTEREST-EARNING ASSETS:
    Loans                                                 $1,115                     $49                     $1,164
    Mortgage-backed securities                               (12)                      -                        (12)
    Investment securities                                   (171)                    (16)                      (187)
    Short-term investments                                    61                       3                         64
                                                  ---------------        ----------------        -------------------

    Total interest-earning
       assets                                               $993                     $36                     $1,029
                                                  ===============        ================        ===================


INTEREST-BEARING LIABILITIES:
    Passbook accounts                                        ($3)                     $1                        ($2)
    Money market/NOW                                          49                     (18)                        31
    Certificates of Deposit                                  624                      20                        644
                                                  ---------------        ----------------        -------------------
    Total deposits                                           670                       3                        673


    Short-term FHLB advances                                (568)                     49                       (519)
    Long-term FHLB advances                                  318                     (69)                       249
                                                  ---------------        ----------------        -------------------
    Total advances                                          (250)                    (20)                      (270)

    Convertible subordinated
       debentures                                            (44)                    (17)                       (61)
                                                  ---------------        ----------------        -------------------

    Total interest-bearing
       liabilities                                          $376                    ($34)                      $342
                                                  ===============        ================        ===================



CHANGE IN NET INTEREST INCOME                                                                                  $687
                                                                                                 ===================

RESULTS OF OPERATIONS

NET INTEREST INCOME

         Net interest income increased to $7.0 million for the three months ended June 30, 1998 from $6.3 million for the comparable period last year, mainly as a result of greater average loan balances as compared to the prior year's quarter. The Company's interest rate spread (which represents the difference between the rate earned on assets and the rate paid on liabilities) was 3.82% for the current quarter ended June 30, 1998, compared to 3.67% for the same period in the prior year. The Company's interest rate spread has improved as a result of lower costs on FHLB borrowings in the current year combined with the decreased expense related to convertible subordinated debentures as a result of conversions, offset somewhat by slightly higher rates paid on certificates of deposit.

         Total interest income increased $1.0 million for the current quarter compared to the same period in 1997. This increase was related almost exclusively to increased volume in the loan portfolio. Average loans outstanding were $627.7 million for the three month period ended June 30, 1998, compared to $576.9 million for the same period in 1997. The majority of the increase in loans outstanding was in mortgage loans, with smaller increases in construction loans, consumer loans and business loans. The overall average yield on interest-earning assets increased to 8.64% for the current quarter, compared to 8.59% for the quarter ended June 30, 1997.

         The decrease in interest income on mortgage-backed securities during the current period was due to the decline in the average balance outstanding resulting from principal repayments and prepayments received on the underlying mortgages.

         During the three months ended June 30, 1998, interest income on investment securities decreased to $438,000 from $625,000 in the prior year's first quarter, due to a combination of lower average balances outstanding and lower average market rates in the current period. Interest income on short-term investments, which included interest-earning deposits and Federal funds sold, increased to $167,000 from $103,000 in the prior period, due to a combination of higher average balances outstanding and higher average market rates in the current period.

         Total interest expense increased $342,000 in the current quarter over the same period last year; this increase was related to the higher average balance of savings deposits, which was partially offset by decreases in the average balance and average market rate on FHLB advances. The average balances of deposits outstanding for the three months ended June 30, 1998, increased $55.8 million compared to the same period in 1997. Interest expense related to FHLB advances decreased $270,000 for the quarter ended June 30, 1998 compared to the same period in 1997 as a result of a $13.1 million decrease in the average balance of outstanding advances, combined with a 28 basis-point decrease in the average rate paid on advances.

         For the three months ended June 30, 1998 the effective rate on the Company's convertible subordinated debentures was 5.83%, compared to 6.73% for the same period last year. The cost was lower this year largely due to the fact that no interest was paid on approximately $1.5 million in debentures which were converted to common stock after May 1, 1998. The debentures, which have a coupon interest rate of 6.25%, have a final maturity of May 1, 2008. The effective cost of these funds is increased by the amortization of related deferred issuance costs.


OTHER INCOME

         Other income for the three months ended June 30, 1998 increased to $551,000, compared to $442,000 for the same period in 1997, due primarily to increases in service charges and other fees.

OTHER EXPENSES

         Other operating expenses for the current quarter were $3.4 million compared to $3.3 million for the same period in 1997. Operating expenses were slightly higher in 1998, mainly due to normal increases in employee compensation, partially offset by a decrease in marketing expenditures.

SELECTED OPERATING RATIOS

                                                                            THREE MONTHS ENDED
                                                                                 JUNE 30,
                                                                           1998              1997
                                                                          -------           -------
Return on average assets - annualized                                       1.52%             1.35%
Return on average equity - annualized                                      15.82%            14.52%
Yield on average interest-earning assets                                    8.64%             8.59%
Cost of average interest-bearing liabilities                                4.82%             4.92%
Interest rate spread during period                                          3.82%             3.67%
Net yield on interest-earning assets                                        4.17%             4.02%
Efficiency ratio (a)                                                        44.6%             48.9%

(a) Calculated as other operating expenses (excluding amortization of goodwill) divided by the sum of net interest income and other income, not including non-recurring items and securities gains and losses.



FEDERAL INCOME TAX

         The Company's provision for Federal income taxes for the three months ended June 30, 1998 increased to $1.4 million, compared to $1.2 million for the same period in 1997, due to the increase in pre-tax income.


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

YEAR 2000

The Company is currently in the process of conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" problem. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Management anticipates that the enhancements necessary to prepare its systems for the year 2000 will be completed in a timely manner.

         The Company is also aware of the risk to third parties, including vendors (and to the extent appropriate, depositors and borrowers) and the potential adverse impact on the Company resulting from failures by these parties to adequately address the Year 2000 problem. The Company has been communicating with its outside data processing service bureau, as well as other third party service providers, to assess their progress in evaluating their systems and implementing any corrective measures required by them to be prepared for the year 2000. To date, the Company has not been advised by any of its primary vendors that they do not have plans in place to address and correct the issues associated with the Year 2000 problem; however, no assurances can be given as to the adequacy of such plans or to the timeliness of their implementation.

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


ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A comprehensive quantitative and qualitative analysis regarding market risk was disclosed in the Company's March 31, 1998 Form 10-K. No material changes in the assumptions used or results obtained from the model have occurred.

                              SECURITY FIRST CORP.

PART II.  OTHER INFORMATION

Item 1-3 are not applicable

Item 4 -  Submission  of  Matters to a
Vote of Security Holders

         ANNUAL MEETING - The Annual Meeting of Shareholders of the Company was held on July 30, 1998 for the purpose of considering and acting upon a proposal to adopt the Merger Agreement between the Company and FirstMerit Corporation, the election of two directors of the Company and the ratification of the appointment of Deloitte & Touche LLP as auditors for the Company for the fiscal year ending March 31, 1999.

         MERGER AGREEMENT - The proposal to adopt the Agreement of Affiliation and Plan of Merger dated April 5, 1998 by and between FirstMerit Corporation and Security First was approved in a vote cast 5,683,880 shares for, 78,283 shares against, 17,129 shares abstaining and 2,084,295 shares not voted.

         ELECTION OF DIRECTORS - Messrs. Austin J. Mulhern and James P. Myers were elected to the Board of Directors with terms to expire in 2001. The results of the votes were recorded as follows:

           Director                    Shares For      Shares Against       Shares Abstaining       Shares Not Voted
           -----------------           ----------      --------------       -----------------       ----------------
           Austin J. Mulhern            7,107,238                   0                  57,907                698,442
           James P. Myers               7,108,851                   0                  56,294                698,442

         Continuing as Directors with terms to expire in 2000 are Messrs. Charles F. Valentine, Robert L. Anderson and Donald E. Snow. Continuing as Directors with terms to expire in 1999 are Messrs. Nicholas E. Rinaldi, D.D.S., Louis J. Sorboro and Paul V. Voinovich.

         APPOINTMENT OF AUDITORS The appointment of Deloitte & Touche LLP as auditors for Security First for the fiscal year ending March 31, 1999 was approved in a vote cast 7,114,425 shares for, 10,703 shares against, 40,019 shares abstaining and 698,440 shares not voted.

Item 5 is not applicable

Item  6  -  Exhibits  and  reports  on
Form 8-K

      a.   Part 1.  Exhibits

              Exhibit
              Number       Description
              ------       -----------
               11          Statement regarding computation of earnings per share
               27          Financial Data Schedule - EDGAR only

      b. On April 7, 1998, the Registrant filed a current report Form 8-K regarding the announcement of an agreement for the acquisition of Security First Corp. by FirstMerit Corporation.

                              SECURITY FIRST CORP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SECURITY FIRST CORP.


Dated:  August 7, 1998 /s/ Charles  F. Valentine
                       ----------------------------------------
                           Charles F. Valentine, Chairman of the Board and Chief Executive Officer

Dated: August 7, 1998   /s/ Austin   J. Mulhern
                       ----------------------------------------
                           Austin   J. Mulhern, President and
                           Chief Operating Officer

Dated: August 7, 1998  /s/ Mary H. Crotty
                       ----------------------------------------
                           Mary H. Crotty, Vice President and
                           Chief Financial Officer